Form 10QSB
period 2005-03-31
Sockeye Seafood Group Inc
filed 2005-05-16
CIK 1301557

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 2005

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                     Commission File Number: 0-51197

                         SOCKEYE SEAFOOD GROUP INC.
    ----------------------------------------------------------
         (Name of Small Business Issuer In Its Charter)

        Nevada                              98-0400208
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

   Suite 400 - 601 W. Broadway
 Vancouver, B.C., Canada V5Z 4C2            (604) 675-6872
--------------------------------      -----------------------------
(Address of principal executive       (Registrant's telephone number,
 offices)                              including area code)


                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

We had a total of 2,000,000 shares of common stock, par value $.001, issued and outstanding at March 31, 2005.

Transitional Small Business Disclosure Format:  Yes     No X

                      TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements......................................... 2

Item 2.  Management's Discussion and Analysis or Plan of Operation ... 9

Item 3.  Controls and Procedures...................................... 10

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..................................................... 11

Signatures............................................................ 11




                 Part I - FINANCIAL INFORMATION
                 ------------------------------

Item 1.  Financial Statements
-----------------------------
The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

                             Sockeye Seafood Group Inc.
                           (A Development Stage Company)
                                 Balance Sheet
                                (In US Dollars)
                                                 Unaudited          Audited
                                                   As of             As of
                                                March 31, 2005  December 31, 2004
                                                --------------  -----------------
ASSETS
------
Current Assets
--------------
Cash                                             $      318       $     8,869
Accounts receivable                                  30,437            26,460
Deposit                                                 250               250
                                                 ----------       -----------
Total Current Assets                                 31,005            35,579

Inventory                                             3,921             3,436
                                                 ----------       -----------
Total  Assets                                    $   34,926       $    39,015
                                                 ==========       ===========
LABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------
Current Liabilities
-------------------
Accounts Payable                                 $      256       $      256
                                                 ----------       ----------
Total Current Liabilities                               256              256
                                                 ----------       ----------
Total Liabilities                                       256              256

Stockholders' Equity
--------------------
Common Stock; $.001 par value; 25,000,000
  shares authorized
  2,000,000 shares issued and outstanding
  as of March 31, 2005                                2,000           2,000
Additional paid-in-capital                           43,000          43,000
Accumulated deficit in development stage            (10,330)         (6,241)
                                                 ----------       ---------
Total stockholders' equity                           34,670          38,759
                                                 ----------       ---------
Total liabilities and stockholders' equity       $   34,926       $  39,015
                                                 ==========       =========


                  See accompanying notes to financial statements.


                            Sockeye Seafood Group Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                (In US Dollars)
                                                                   Unaudited
                                               Unaudited         May 21, 2003
                                             January 1, 2005      (Inception)
                                                through             through
                                              March 31, 2005    March 31, 2005
                                             ---------------    --------------

Revenue                                        $     3,977        $   51,361
Cost of goods sold                                   2,883            44,527
                                               -----------        ----------
  Gross Profit                                       1,094             6,834

Operating expenses
 General and administrative                            183             3,319
 Professional Fees                                   5,000            13,845
                                               -----------        ----------
   Total operating expenses                          5,183            17,164
                                               -----------        ----------
   Loss from operations                             (4,089)          (10,330)
                                               -----------        ----------
   Loss before provision for income
   taxes                                            (4,089)          (10,330)

Provision for income taxes                               -                 -
                                               -----------        ----------
Net Loss                                       $   (4,089)        $  (10,330)
                                               -----------        -----------
Basic and diluted loss per common share        $    (0.00)        $    (0.01)
                                               ===========        ===========
Basic and diluted weighted average
common shares outstanding                       2,000,000          1,265,753
used in per share calculations                 ===========        ===========



                    See accompanying notes to financial statements.

                            Sockeye Seafood Group Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                (In US Dollars)
                                                        Unaudited
                                                      January 1, 2005
                                                          through
                                                       March 31, 2005
                                                     -----------------
Cash flows from operating activities:
  Net loss                                            $     (4,089)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
  Changes in operating assets and liabilities:
    (Increase)/Decrease in Accounts Receivable              (3,977)
    (Increase)/Decrease in Inventory                          (485)
                                                       ------------
Net cash used by operating activities                       (8,551)

Cash flows from investing activities:
  Purchase of property and equipment                             -
                                                      ------------
Net cash used by investing activities                            -
                                                      ------------
Cash flows from financing activities:
------------------------------------
Proceeds from issuance of common stock                           -
                                                      ------------
Net cash provided by financing activities                        -
                                                      ------------
Net increase (decrease) in cash                             (8,551)
                                                      ------------
Cash, beginnning of period                                   8,869
                                                      ------------
Cash, end of period                                   $        318
                                                      ============
Supplemental cash flow information:
  Cash payments for income taxes                      $          -
                                                      ============
  Cash payments for interest                          $          -
                                                      ============

             See accompanying notes to financial statements.

                     Sockeye Seafood Group Inc.
                   (A Development Stage Company)
                   Notes to Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
-----------------------------------------------------------------------
Description of business and history - Sockeye Seafood Group Inc.
("the Company") was incorporated under the laws of the State of Nevada on May 21, 2003. The Company was formed to engage in the business of procuring and marketing seafood products direct from Pacific Northwest First Nations organizations to North American and International wholesalers, distributors, and retailers. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 2,000,000 shares issued and outstanding as of December 31, 2004. The Company's year end for accounting purposes will be December 31.

The Company operations have been limited to general administrative operations, purchasing a limited amount of sample inventory, minimal sales, establishing its website and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. The Company's website is www.sockeyeseafood.com .

Management of Company - The company filed its articles of incorporation with the Nevada Secretary of State on May 21, 2003, indicating MCQ Ventures as their resident agent.

The company filed its annual list of officers and directors with the Nevada Secretary of State on June 2, 2004, indicating it's President is Sheldon Goldberg and it's Secretary and Treasurer is David
Knapfel.  No directors were indicated on this filing.

Going concern - The Company incurred accumulated net losses of approximately $10,330 from the period of May 21, 2003 (Date of Inception) through March 31, 2005 and has commenced limited operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company's year end is December 31.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                    Sockeye Seafood Group Inc.
                   (A Development Stage Company)
                   Notes to Financial Statements

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended March 31, 2005:

		                             2005
                                         ----------
Net loss, as reported	                 $  (4,089)
Other comprehensive income	                --
Add: Stock-based employee compensation
     expense included in reported loss,
     net of related tax effects	                --
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based methods
     for all awards, net of related
     tax effects                                --
                                         ---------
Pro forma net loss                       $  (4,089)
                                         =========
Net loss per common share:
    Basic and fully diluted loss
    per share, as reported               $   (0.00)
                                         =========
    Basic and fully diluted loss
    per share, pro forma                 $   (0.00)
                                         =========

There were no stock options granted for the period ended March 31, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

2. PROPERTY AND EQUIPMENT
-------------------------
As of March 31, 2005, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY
-----------------------
The Company has 25,000,000 shares authorized and 2,000,000 issued and outstanding as of March 31, 2005. The issued and outstanding shares were issued as follows:

In May 2003, the company issued a total of 1,000,000 shares of $0.001 par value common stock as founder's shares to Sheldon Goldberg and David Knapfel, both of whom are officers and directors of our company. Each of these individuals received 500,000 shares. The shares were issued in exchange for cash in the aggregate amount of $5,000.

                     Sockeye Seafood Group Inc.
                   (A Development Stage Company)
                   Notes to Financial Statements

In August 2004, the company completed an offering of shares of common stock in accordance with Regulation D, Rule 504 of the Securities Act, and the registration by qualification of the offering in the State of Nevada. The company sold 1,000,000 shares of common stock, par value, at a price of $0.04 per share to approximately 29 investors. This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504 of the Act. The aggregate offering price for the offering closed in August 2004 was $40,000, all of which was collected from the offering.

4. LOAN FROM STOCKHOLDER
------------------------
As of March 31, 2005, there are no loans to the Company from any stockholders.

5. RELATED PARTY TRANSACTIONS
-----------------------------
As of March 31, 2005, there are no related party transactions between the Company and any officers, other than those mentioned in
Note 3 - Stockholder's Equity.

6. STOCK OPTIONS
----------------
As of March 31, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7.  LITIGATION
--------------
As of March 31, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8.  SUBSEQUENT EVENTS
---------------------
There have been no subsequent events after March 31, 2005, which are material to operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------
The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Form 10SB registration statement, which can be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 0-51197.

Note Regarding Forward-Looking Statements
-----------------------------------------
The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and weassumes no obligation to update any such forward-looking statements.

Results of Operations
---------------------
Three Months Ended March 31, 2005 compared to Three Months Ended March
31, 2004
----------------------------------------------------------------------
Revenues for the three months ended March 31, 2005 were $3,977, less cost of goods sold in the amount of $2,833, for a gross profit of $1,094.

General and administrative expenses were $5,183 for the three months ended March 31, 2005, $5,000 of which consisted of professional fees incurred in connection with the preparation and filing of a Form 10-SB registration statement with the U.S. Securities and Exchange Commission.

Net loss for the three months ended March 31, 2005 was $4,089 or $NIL per share and $10,330 or $.01 per share for the period from inception to March 31, 2005.

Liquidity and Capital Resources
-------------------------------
At March 31, 2005, we had $318 in cash in the bank and outstanding accounts receivable for good sold and collectible in the aount of $30,437.

Net cash used in operating activities for the three months ended March 31, 2005 was $8,551. Net cash used in operating activities in the three months ended March 31, 2004 and 2005 was mainly attributed to professional fees incurred in connection with the filing of a Form 10-SB registration statement.

Our stockholders' equity was $34,670 at March 31, 2005.

There was no cash provided by financing activities for the three months ended March 31, 2005.

While we believe our current cash and cash equivalents will be sufficient to sustain operations for the next twelve months without having to raise orseek additional capital; however, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet ouroperational obligations.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not intend to hire any new employees during the ensuing year, unless our business operations expand sufficiently to warrant additional staff.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income or revenues.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------
Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                     PART II - OTHER INFORMATION
                     ---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB
Registration Statement, filed under SEC File Number 0-51197 on the SEC website at www.sec.gov:

Exhibit No.     Description
- ----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  31.1          Sec. 302 Certification of Chief Executive Officer
  31.2          Sec. 302 Certification of Principal Accounting Officer
  32.1          Sec. 906 Certification of Chief Executive Officer
  32.2          Sec. 906 Certification of Principal Accounting Officer

B) One report on Form 8-K was filed during the quarter ended March
31, 2005 to disclosure a change in auditors. The text of the 8-K can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 0-51197.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SOCKEYE SEAFOOD GROUP INC.,
Registrant


/s/ Sheldon Goldberg                       Date: May 14, 2005
--------------------------------
By: Sheldon Goldberg, President,
    Chief Executive Officer and
    Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SOCKEYE SEAFOOD GROUP INC.,
Registrant


/s/ Sheldon Goldberg                       Date: May 14, 2005
--------------------------------
By: Sheldon Goldberg, President,
    Chief Executive Officer and
    Director



/s/ David F. Knapfel                       Date: May 14, 2005
---------------------------------
By: David F. Knapfel, Treasurer,
    Chief Financial Officer,
    Treasurer and Principal
    Accounting Officer, Secretary
    and Director