Form 10QSB/A
period 2005-03-31
Sockeye Seafood Group Inc
filed 2005-07-27
CIK 1301557

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB/A-1

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

Item 1.  Financial Statements
-----------------------------
The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

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


                            Sockeye Seafood Group Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                (In US Dollars)
                                                                                Unaudited
                                               Unaudited         Unaudited     May 21, 2003
                                             January 1, 2005  January 1, 2004   (Inception)
                                                through           through         through
                                              March 31, 2005   March 31, 2004 March 31, 2005
                                             ---------------   -------------- --------------

Revenue                                        $     3,977         $     -      $   51,361
Cost of goods sold                                   2,883               -          44,527
                                               -----------         --------     ----------
  Gross Profit                                       1,094               -           6,834

Operating expenses
 General and administrative                            183               27          3,319
 Professional Fees                                   5,000                -         13,845
                                               -----------         --------     ----------
   Total operating expenses                          5,183               27         17,164
                                               -----------         --------     ----------
   Loss from operations                             (4,089)             (27)       (10,330)
                                               -----------         --------     ----------
   Loss before provision for income
   taxes                                            (4,089)             (27)       (10,330)

Provision for income taxes                               -                 -             -
                                               -----------         ---------    ----------
Net Loss                                       $   (4,089)         $    (27)    $  (10,330)
                                               -----------         ---------    -----------
Basic and diluted loss per common share        $    (0.00)         $  (0.00)    $    (0.01)
                                               ===========         =========    ===========
Basic and diluted weighted average
common shares outstanding                       2,000,000          1,000,000     1,265,753
used in per share calculations                 ===========         =========    ===========



                    See accompanying notes to financial statements.

                            Sockeye Seafood Group Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                (In US Dollars)                                    Unaudited
                                                   Unaudited        Unaudited     May 21, 2003
                                                 January 1, 2005 January 1, 2003  (Inception)
                                                    through          through        through
                                                 March 31, 2005   March 31, 2004  March 32, 2005
                                                 --------------- ---------------  --------------
Cash flows from operating activities:
  Net loss                                       $     (4,089)      $     (27)    $   (10,330)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
  Changes in operating assets and liabilities:
    (Increase)/Decrease in Accounts Receivable         (3,977)              -         (30,437)
    (Increase)/Decrease in Deposits                         -               -            (250)
    (Increase)/Decrease in Inventory                     (485)              -          (3,921)
    (Increase)/Decrease in Accounts payable                 -               -             256
                                                  -----------       ---------     -----------
Net cash used by operating activities                  (8,551)            (27)        (44,682)

Cash flows from investing activities:
  Purchase of property and equipment                        -               -               -
                                                 ------------       ---------     -----------
Net cash used by investing activities                       -               -               -
                                                 ------------       ---------     -----------
Cash flows from financing activities:
------------------------------------
Proceeds from issuance of common stock                      -               -          45,000
                                                 ------------       ---------     -----------
Net cash provided by financing activities                   -               -          45,000
                                                 ------------       ---------     -----------
Net increase (decrease) in cash                        (8,551)            (27)            318

Cash, beginnning of period                              8,869           3,272               -
                                                 ------------       ---------     -----------
Cash, end of period                              $        318           3,245             318
                                                 ============       =========     ===========
Supplemental cash flow information:
  Cash payments for income taxes                 $          -       $       -     $         -
                                                 ============       =========     ===========
  Cash payments for interest                     $          -       $       -     $         -
                                                 ============       =========     ===========

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

Results of Operations
---------------------
Three Months Ended March 31, 2005 compared to Three Months Ended March
31, 2004
----------------------------------------------------------------------
Revenues for the three months ended March 31, 2005 were $3,977, less cost of goods sold in the amount of $2,833, for a gross profit of $1,094 , as compared to no revenues for the three months ended March 31, 2004.

General and administrative expenses were $5,183 for the three months ended March 31, 2005, $5,000 of which consisted of professional fees incurred in connection with the preparation and filing of a Form 10-SB registration statement with the U.S. Securities and Exchange Commission, as compared to $27 for the three months ended March 31, 2004.

Net loss for the three months ended March 31, 2005 was $4,089 or $NIL per share, as compared to $27 for the three months ended March 31, 2004 or $NIL per share, and $10,330 or $.01 per share for the period from inception to March 31, 2005.

Liquidity and Capital Resources
-------------------------------
At March 31, 2005, we had $318 in cash in the bank and outstanding accounts receivable for good sold and collectible in the aount of $30,437.

 Net cash used in operating activities was $8,551 for the three months ended March 31, 2005, as compared to $27 for the three months ended March 31, 2004.

Thre were no cash flows from financing activities at March 31, 2005, as compared to net cash flows of $45,000 from financing activities for the three months ended March 31, 2004.

Our stockholders' equity was $34,670 at March 31, 2005.

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



SOCKEYE SEAFOOD GROUP INC.,
Registrant


/s/ Sheldon Goldberg                       Date: July 25, 2005
--------------------------------
By: Sheldon Goldberg, President,
    Chief Executive Officer and
    Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SOCKEYE SEAFOOD GROUP INC.,
Registrant


/s/ Sheldon Goldberg                       Date: July 25, 2005
--------------------------------
By: Sheldon Goldberg, President,
    Chief Executive Officer and
    Director



/s/ David F. Knapfel                       Date: July 25, 2005
---------------------------------
By: David F. Knapfel, Treasurer,
    Chief Financial Officer,
    Treasurer and Principal
    Accounting Officer, Secretary
    and Director