Form 10QSB
period 2005-06-30
Sockeye Seafood Group Inc
filed 2005-08-15
CIK 1301557

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended June 30, 2005

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

We had a total of 2,000,000 shares of common stock, par value $.001, issued and outstanding at June 30, 2005.

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

Item 1.  Financial Statements
-----------------------------
The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

                             Sockeye Seafood Group Inc.
                           (A Development Stage Company)
                                Balance Sheet


                                                 Unaudited          Audited
                                                   As of             As of
                                                June 30, 2005  December 31, 2004
                                                --------------  -----------------
ASSETS
------
Current Assets
--------------
Cash                                             $      556      $      8,869
Accounts receivable                                  32,037            26,460
Deposit                                                   -               250
                                                 ----------       -----------
Total Current Assets                                 32,593            35,579

Inventory                                             1,120             3,436
                                                 ----------       -----------
Total  Assets                                    $   33,713       $    39,015
                                                 ==========       ===========
LABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------
Current Liabilities
-------------------
Accounts Payable                                 $       89       $      256
                                                 ----------       ----------
Total Current Liabilities                                89              256
                                                 ----------       ----------
Total Liabilities                                        89              256

Stockholders' Equity
--------------------
Common Stock; $.001 par value; 25,000,000
  shares authorized
  2,000,000 shares issued and outstanding
  as of June 30, 2005 and December 31, 2004           2,000           2,000
Additional paid-in-capital                           43,000          43,000
Accumulated deficit in development stage            (11,376)         (6,241)
                                                 ----------       ---------
Total stockholders' equity                           33,624          38,759
                                                 ----------       ---------
Total liabilities and stockholders' equity       $   33,713       $  39,015
                                                 ==========       =========






                  See accompanying notes to financial statements.


                            Sockeye Seafood Group Inc.
                          (A Development Stage Company)
                             Statement of Operations


                                                                           Unaudited
                                                                         May 21, 2003
                             6 months ended         3 months ended        (Inception)
                           June 30,   June 30,    June 30,    June 30,  through June 30,
                             2005       2004       2005        2004          2005
                          -------------------------------------------------------------

Revenue                   $   7,577  $      -    $  3,600   $       -       $   54,961
Cost of goods sold            5,684         -       2,801           -           47,328
                          -------------------------------------------------------------
  Gross Profit                1,893         -         799           -            7,633

Operating expenses

  General and
  administrative                528       384         345         357            3,664

  Professional fees           6,500         -       1,500           -           15,345
                          -------------------------------------------------------------
Total operating expenses      7,028       384       1,845         357           19,009
                         ----------------------------------------------------------------

Loss from operations         (5,135)     (384)     (1,046)       (357)         (11,376)


Loss before provision
for income taxes             (5,135)     (384)     (1,046)       (357)         (11,376)

Provision for income taxes        -         -          -            -                -
                         ----------------------------------------------------------------

Net loss                  $  (5,135)     (384)     (1,046)       (357)         (11,376)
                         ----------------------------------------------------------------

Basic and diluted loss
per common share          $   (0.00) $  (0.00)   $  (0.00)  $   (0.00)      $    (0.01)
                         ================================================================

Basic and diluted weighted
average common shares
outstanding               2,000,000  1,000,000   2,000,000   1,000,000        1,400,778
                         ===============================================================











               See Accompanying Notes to Financial Statements

                            Sockeye Seafood Group Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                (In US Dollars)                                    Unaudited
                                                   Unaudited        Unaudited     May 21, 2003
                                                 January 1, 2005 January 1, 2004  (Inception)
                                                    through          through        through
                                                 June 30, 2005   June 30, 2004    June 30, 2005
                                                 --------------- ---------------  --------------
Cash flows from operating activities:
------------------------------------
  Net loss                                       $     (5,135)      $    (384)    $   (11,376)

  Adjustments to reconcile net loss to
  net cash used by operating activities:

  Changes in operating assets and liabilities:
    (Increase)/Decrease in Accounts Receivable         (5,577)              -         (32,037)
    (Increase)/Decrease in Deposits                       250               -               -
    (Increase)/Decrease in Inventory                    2,316              -           (1,120)
    (Increase)/Decrease in Accounts payable              (167)               -             89
                                                  -----------       ---------     -----------
Net cash used by operating activities                  (8,313)           (384)        (44,444)

Cash flows from investing activities:
------------------------------------
  Purchase of property and equipment                        -               -               -
                                                 ------------       ---------     -----------
Net cash used by investing activities                       -               -               -
                                                 ------------       ---------     -----------
Cash flows from financing activities:
------------------------------------
Proceeds from issuance of common stock                      -               -          45,000
                                                 ------------       ---------     -----------
Net cash provided by financing activities                   -               -          45,000
                                                 ------------       ---------     -----------

Net increase (decrease) in cash                        (8,313)           (384)            556

Cash, beginnning of period                              8,869           3,272               -
                                                 ------------       ---------     -----------
Cash, end of period                              $        556           2,888             556
                                                 ============       =========     ===========
Supplemental cash flow information:
-----------------------------------
  Cash payments for income taxes                 $          -       $       -     $         -
                                                 ============       =========     ===========
  Cash payments for interest                     $          -       $       -     $         -
                                                 ============       =========     ===========

             See accompanying notes to financial statements.

                     Sockeye Seafood Group Inc.
                   (A Development Stage Company)
                   Notes to Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
-----------------------------------------------------------------------
Description of business and history - Sockeye Seafood Group Inc.
("the Company") was incorporated under the laws of the State of Nevada on May 21, 2003. The Company was formed to engage in the business of procuring and marketing seafood products direct from Pacific Northwest First Nations organizations to North American and International wholesalers, distributors, and retailers. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 2,000,000 shares issued and outstanding as of June 30, 2005. The Company's year end for accounting purposes will be December 31.

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

The company filed its annual list of officers and directors with the Nevada Secretary of State on May 16, 2005, indicating it's President is Sheldon Goldberg and it's Secretary and Treasurer is David
Knapfel. Both Sheldon goldberg and David Knapfel were indicated as directors on this filing.

Going concern - The Company incurred accumulated net losses of approximately $11,376 from the period of May 21, 2003 (Date of Inception) through June 30, 2005 and has commenced limited operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

                    Sockeye Seafood Group Inc.
                   (A Development Stage Company)
                   Notes to Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (Continued)
--------------------------------------------------------------
Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended June 30, 2005:

		                             2005
                                         ----------
Net loss, as reported	                 $  (1,046)
Other comprehensive income	                --
Add: Stock-based employee compensation
     expense included in reported loss,
     net of related tax effects	                --
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based methods
     for all awards, net of related
     tax effects                                --
                                         ---------
Pro forma net loss                       $  (1,046)
                                         =========
Net loss per common share:
    Basic and fully diluted loss
    per share, as reported               $   (0.00)
                                         =========
    Basic and fully diluted loss
    per share, pro forma                 $   (0.00)
                                         =========

There were no stock options granted for the period ended June 30, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

Recent Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on adopting this new standard.

                    Sockeye Seafood Group Inc.
                   (A Development Stage Company)
                   Notes to Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT
POLICIES (Continued)
--------------------------------------------------------------

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 "effective for nonmonetary asset exchanges occurring in the fiscal year beginning January 1, 2006. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the company's Consolidated Financial Statements.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines "restatement" as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant impact on the financial statements.

2. PROPERTY AND EQUIPMENT
-------------------------
As of June 30, 2005, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY
-----------------------
The Company has 25,000,000 shares authorized and 2,000,000 issued and outstanding as of June 30, 2005. The issued and outstanding shares were issued as follows:

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

3. STOCKHOLDER'S EQUITY (Continued)
-----------------------------------

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

4. LOAN FROM STOCKHOLDER
------------------------
As of June 30, 2005, there are no loans to the Company from any stockholders.

5. RELATED PARTY TRANSACTIONS
-----------------------------
As of June 30, 2005, there are no related party transactions between the Company and any officers, other than those mentioned in
Note 3 - Stockholder's Equity.

6. STOCK OPTIONS
----------------
As of June 30, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7.  LITIGATION
--------------
As of June 30, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8.  SUBSEQUENT EVENTS
---------------------
There have been no subsequent events after June 30, 2005, which are material to operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------
The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Form 10K-SB annual report, which can be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 0-51197.

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

Results of Operations
---------------------
Three Months Ended June 30, 2005 compared to Three Months Ended June
30, 2004
----------------------------------------------------------------------
Revenues for the three months ended June 30, 2005 were $3,600, less cost of goods sold in the amount of $2,801, for a gross profit of $799, as compared to no revenues for the three months ended June 30, 2004.

Total operating expenses for the three months ended June 30, 2005 were $1,845, consisting of general and administrative expenses of $384 incurred in the day-to-day operation of our business, and $1,500 in professional fees incurred in connection with the preparation and filing of our period reports with the U.S. Securities and Exchange commission, as compared to $357 in total operating costs for the three months ended June 30, 2004, all of which represented general and administrative expense.

Net loss for the three months ended June 30, 2005 was $1,046 or $0.00 per share, as compared to $357 for the three months ended June 30, 2004 or $0.00 per share, with a total net loss for the period from inception to June 30, 2005 of $11,376 or $0.01 per share.

Liquidity and Capital Resources
-------------------------------
At June 30, 2005, our only sources of liquidity was $556 in cash in the bank; outstanding accounts receivable for good sold and collectible in the aount of $32,037; and inventory on hand in the amount of $1,120.

Thre were no cash flows from financing or investing activities for the three month period ended June 30, 2005.

Our total stockholders' equity was $33,624 at June 30, 2005.

We believe our current cash and cash equivalents, plus revenues we expect to derive from our business operations, will be sufficient to sustain our operations for at least the next 12 months without having to raise or seek additional capital; however, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations if and when needed.

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

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements or contractual or commercial commitments.

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

B) No reports on Form 8-K were filed during the quarter ended June 30, 2005.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SOCKEYE SEAFOOD GROUP INC.,
Registrant


/s/ Sheldon Goldberg                       Date: August 14, 2005
--------------------------------
By: Sheldon Goldberg, President,
    Chief Executive Officer and
    Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SOCKEYE SEAFOOD GROUP INC.,
Registrant


/s/ Sheldon Goldberg                       Date: August 14, 2005
--------------------------------
By: Sheldon Goldberg, President,
    Chief Executive Officer and
    Director



/s/ David F. Knapfel                       Date: August 14, 2005
---------------------------------
By: David F. Knapfel, Treasurer,
    Chief Financial Officer,
    Treasurer and Principal
    Accounting Officer, Secretary
    and Director