Form 10QSB
period 2005-09-30
Sockeye Seafood Group Inc
filed 2005-11-21
CIK 1301557

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 2005

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                         SIC CODE: 5146
                  Commission File Number: 0-51197

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

Indicate  by check mark  whether  the  registrant  is a shell  company
(asdefined in Rule 12b-2 of the Exchange Act).   Yes    No X

We had a total of 2,000,000 shares of common stock, par value $.001, issued and outstanding at September 30, 2005.

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

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..................................................... 11

Signatures............................................................ 11




                 Part I - FINANCIAL INFORMATION
                 ------------------------------

Item 1.  Financial Statements
-----------------------------
The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

                             Sockeye Seafood Group Inc.
                           (A Development Stage Company)
                                Balance Sheet


                                                   Unaudited          Audited
                                                     As of             As of
                                              September 30, 2005  December 31, 2004
                                              ------------------  -----------------
ASSETS
------
Current Assets
--------------
Cash                                             $      321      $      8,869
Accounts receivable                                  32,037            26,460
Deposit                                                   -               250
                                                 ----------       -----------
Total Current Assets                                 32,358            35,579

Inventory                                             1,120             3,436
                                                 ----------       -----------
Total  Assets                                    $   33,478       $    39,015
                                                 ==========       ===========
LABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------
Current Liabilities
-------------------
Accounts Payable                                 $       89       $      256
                                                 ----------       ----------
Total Current Liabilities                                89              256
                                                 ----------       ----------
Total Liabilities                                        89              256

Stockholders' Equity
--------------------
Common Stock; $.001 par value; 25,000,000
  shares authorized
  2,000,000 shares issued and outstanding
  as of September 30, 2005 and December 31, 2004      2,000           2,000
Additional paid-in-capital                           43,000          43,000
Accumulated deficit in development stage            (11,611)         (6,241)
                                                 ----------       ---------
Total stockholders' equity                           33,389          38,759
                                                 ----------       ---------
Total liabilities and stockholders' equity       $   33,478       $  39,015
                                                 ==========       =========






                  See accompanying notes to financial statements.


                            Sockeye Seafood Group Inc.
                          (A Development Stage Company)
                             Statement of Operations

                                                                              Unaudited
                                                                            May 21, 2003
                                  Unaudited              Unaudited          (Inception)
                               9 months ended         3 months ended           through
                                September 30           September 30         September 30
                             2005         2004       2005        2004           2005
                          --------------------------------------------------------------

Revenue                   $   7,577  $      -    $      -   $       -       $   54,961
Cost of goods sold            5,684         -           -           -           47,328
                          --------------------------------------------------------------
  Gross Profit                1,893         -           -           -            7,633

Operating expenses

  General and
  administrative                763     1,784         235       1,400            3,899

  Professional fees           6,500       595           -         595           15,345
                          --------------------------------------------------------------
Total operating expenses      7,263     2,379        (235)      1,995           19,244
                          --------------------------------------------------------------

Loss from operations         (5,379)   (2,379)       (235)     (1,995)         (11,611)

Loss before provision
for income taxes             (5,370)   (2,379)       (235)     (1,995)         (11,611)

Provision for income taxes        -         -          -            -                -
                         ----------------------------------------------------------------

Net loss                  $  (5,370)   (2,379)      (235)      (1,995)         (11,611)
                         ----------------------------------------------------------------

Basic and diluted loss
per common share          $   (0.00) $  (0.00)   $  (0.00)  $   (0.00)      $    (0.01)
                         ================================================================

Basic and diluted weighted
average common shares
outstanding               2,000,000  1,222,222   2,000,000   1,333,333        1,848,485
                         ===============================================================











               See Accompanying Notes to Financial Statements

                            Sockeye Seafood Group Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                (In US Dollars)


                                                    Unaudited         Unaudited           May 21, 2003
                                                 January 1, 2005   January 1, 2004        (Inception)
                                                    through           through               through
                                               September 30, 2005 September 30, 2004  September 30, 2005
                                               ------------------ ------------------  ------------------
Cash flows from operating activities:
------------------------------------
  Net loss                                       $     (5,370)      $  (2,379)         $   (11,611)

  Adjustments to reconcile net loss to
  net cash used by operating activities:

  Changes in operating assets and liabilities:
    (Increase)/Decrease in Accounts Receivable         (5,577)           (750)             (32,037)
    (Increase)/Decrease in Deposits                       250               -                    -
    (Increase)/Decrease in Inventory                    2,316               -               (1,120)
    (Increase)/Decrease in Accounts payable              (167)              -                   89
                                                  -----------       ---------          -----------
Net cash used by operating activities                  (8,548)         (3,129)             (44,679)

Cash flows from investing activities:
------------------------------------
  Purchase of property and equipment                        -               -                    -
                                                 ------------       ---------          -----------
Net cash used by investing activities                       -               -                    -
                                                 ------------       ---------          -----------
Cash flows from financing activities:
------------------------------------
Proceeds from issuance of common stock                      -          40,000               45,000
                                                 ------------       ---------          -----------
Net cash provided by financing activities                   -          40,000               45,000
                                                 ------------       ---------          -----------

Net increase (decrease) in cash                        (8,548)         36,871                  321

Cash, beginnning of period                              8,869           3,272                    -
                                                 ------------       ---------          -----------
Cash, end of period                              $        321          40,143                  321
                                                 ============       =========          ===========
Supplemental cash flow information:
-----------------------------------
  Cash payments for income taxes                 $          -       $       -          $         -
                                                 ============       =========          ===========
  Cash payments for interest                     $          -       $       -          $         -
                                                 ============       =========          ===========

             See accompanying notes to financial statements.

                     Sockeye Seafood Group Inc.
                   (A Development Stage Company)
                   Notes to Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
-----------------------------------------------------------------------
Description of business and history - Sockeye Seafood Group Inc.
("the Company") was incorporated under the laws of the State of Nevada on May 21, 2003. The Company was formed to engage in the business of procuring and marketing seafood products direct from Pacific Northwest First Nations organizations to North American and International wholesalers, distributors, and retailers. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 2,000,000 shares issued and outstanding as of September 30, 2005. The Company's year end for accounting purposes will be December 31.

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

Going concern - The Company incurred accumulated net losses of approximately $11,376 from the period of May 21, 2003 (Date of Inception) through September 30, 2005 and has commenced limited operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting
Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended September 30, 2005:

		                             2005
                                         ----------
Net loss, as reported	                 $    (235)
Other comprehensive income	                --
Add: Stock-based employee compensation
     expense included in reported loss,
     net of related tax effects	                --
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based methods
     for all awards, net of related
     tax effects                                --
                                         ---------
Pro forma net loss                       $    (235)
                                         =========
Net loss per common share:
    Basic and fully diluted loss
    per share, as reported               $   (0.00)
                                         =========
    Basic and fully diluted loss
    per share, pro forma                 $   (0.00)
                                         =========

There were no stock options granted for the period ended September 30, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

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

2. PROPERTY AND EQUIPMENT
-------------------------
As of September 30, 2005, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY
-----------------------
The Company has 25,000,000 shares authorized and 2,000,000 issued and outstanding as of September 30, 2005. The issued and outstanding shares were issued as follows:

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

4. LOAN FROM STOCKHOLDER
------------------------
As of September 30, 2005, there are no loans to the Company from any stockholders.

5. RELATED PARTY TRANSACTIONS
-----------------------------
As of September 30, 2005, there are no related party transactions between the Company and any officers, other than those mentioned in
Note 3 - Stockholder's Equity.

6. STOCK OPTIONS
----------------
As of September 30, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7.  LITIGATION
--------------
As of September 30, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

8.  SUBSEQUENT EVENTS
---------------------
There have been no subsequent events after September 30, 2005, which are material to operations.

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

Results of Operations
---------------------
Three Months Ended September 30, 2005 compared to Three Months Ended September30, 2004
----------------------------------------------------------------------
We have no revenues for the three months ended September 30, 2005 or September 30, 2004. Since inception on May 21, 2003, we have generated gross revenues of $54,961.

Total operating expenses for the three months ended September 30, 2005 were $235, all of which was general and administrative expense incurred in the day-to-day operation of our business, as compared to $1,995 in total operating expenses for the three months ended September 30, 2004, which consisted of $1,400 in general and administrative expense and $595 in professional fees incurred in connection with the preparation and filing of our periodic reports with the U.S. Securities and Exchange commission.

Net loss for the three months ended September 30, 2005 was $235 o r $0.00 per share, as compared to $1,995 or $0.00 per share for the three months ended September 30, 2004. Our total net loss for the period from inception on May 21, 2003 to September 30, 2005 of $11,611 or $0.01 per share.

Liquidity and Capital Resources
-------------------------------
At September 30, 2005, our only sources of liquidity was $321 in cash in the bank; outstanding accounts receivable for good sold and collectible in the aount of $32,037; and inventory on hand in the amount of $1,120.

There were no cash flows from financing or investing activities for the three month period ended September 30, 2005.

Our total stockholders' equity was $33,389 at September 30, 2005.

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

B) No reports on Form 8-K were filed during the three month period ended September 30, 2005.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SOCKEYE SEAFOOD GROUP INC.,
Registrant


/s/ Sheldon Goldberg                       Date: November 19, 2005
--------------------------------
By: Sheldon Goldberg, President,
    Chief Executive Officer and
    Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SOCKEYE SEAFOOD GROUP INC.,
Registrant


/s/ Sheldon Goldberg                       Date: November 19, 2005
--------------------------------
By: Sheldon Goldberg, President,
    Chief Executive Officer and
    Director



/s/ David F. Knapfel                       Date: November 19, 2005
---------------------------------
By: David F. Knapfel, Treasurer,
    Chief Financial Officer,
    Treasurer and Principal
    Accounting Officer, Secretary
    and Director