Form 10KSB
period 2005-12-31
Sockeye Seafood Group Inc
filed 2006-02-02
CIK 1301557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2005

[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange
Act
                 Commission File Number: 0-51197

                           SIC CODE: 5146
                      Sockeye Seafood Group, Inc.
   ----------------------------------------------------------
         (Name of Small Business Issuer In Its Charter)

        Nevada                               98-0400208
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

    Suite 400 - 601 W. Broadway
      Vancouver, B.C., Canada                  V5Z 4C2
---------------------------------------     -------------
(Address of principal executive offices)      (Zip Code)

                         (604) 675-6872
                   --------------------------
                  (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b2 of the Exchange Act. Yes [ ] No [X]

Issuer's gross revenues for the year ended December 31, 2005 were $17,228.

The aggregate market value of the Issuer's voting common stock held by non-affiliates at December 31, 2005, computed by reference to the price at which the common stock was sold was $50,000. Issuer has no non-voting common stock.

At December 31, 2005 and the date of the filing of this annual report, there were 2,000,000 shares of the Issuer's common stock issued and outstanding, held by a total of 31 shareholders of record.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form 10-SB Registration Statement, filed on March 11, 2005 under CIK No. 0001301557, and which can be found n its entirety on the SEC website at www.sec.gov:

Transitional Small Business Disclosure Format:  Yes     No X

                       Forward Looking Statements
                       --------------------------
In addition to historical information, this Annual Report on Form 10K-SB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our Management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on Management's beliefs, as well as assumptions made by and information currently available to Management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from Management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional such amounts as we may need for continued business operations.

                          Available Information
                          ---------------------
Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

                                 PART I
                                 ======
Item 1. Description of Business
-------------------------------
General Information
-------------------
Sockeye Seafood Group Inc. was incorporated in the State of Nevada on May 21, 2003. We formed our company to engage in the business of procuring seafood products directly from Pacific Northwest First Nations organizations, consisting of West Coast Canadian First Nations Bands and Native American Tribes, and marketing them to North American and International wholesalers, distributors, and retailers.

We are in the development stage; have commenced limited business operations; have generated total gross revenues of $64,612 since inception. Because we do not have significant cash in the bank or other material assets, nor do we have an established source of revenues sufficient to cover our operating costs, our auditors have expressed substantial doubt as to our ability to continue as a going concern. Our officers and directors, however, have committed to advancing our operating costs on an interest-free basis until we begin to generate revenues to cover them to insure that we have enough operating capital over the next twelve months to establish our business.

Our fiscal year end is December 31. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Products & Services
-------------------
Our target industry is frozen salmon and groundfish trading, fresh shellfish, such as Manila clams and Dungeness crab, and miscellaneous seafood, such as secondary byproducts and other lower level processing spin-offs (ie. Salmon roe, carcasses, etc.). Groundfish is a broad term used to categorize demersal or benthic fish - fish that dwell at or near the bottom the ocean. Some of the species typically referred to as groundfish include rockfish, perch, thornyhead, skate, flatfish (flounder, sole), mackerel and roundfish (greenlings, ling cod, Pacific cod, sablefish, sculpins, walleye, pollock, Pacific hake).

Our salmon products are represented by five different species:

   King Or Chinook Salmon
   ----------------------
-  Largest and least abundant of all 5 species
-  4 to 7 year life cycle
-  Average weight: approximately 20 lbs
- Prized for red flesh, rich flavor, high oil content and firm texture
-  Most often served in upscale, white tablecloth restaurants

   Sockeye Or Red Salmon
   ---------------------
- Known for its deep red flesh, Sockeye retains its color, firm texture and distinctive flavor when cooked or processed
-  4 to 6 year life cycle
-  Average weight: approximately 6 lbs.
-  Has long been the salmon of choice of the quality conscious
   Japanese market.

   Coho Or Silver Salmon
   ---------------------
-  Second largest of 5 species
-  3 to 4 year life cycle
-  Average weight: approximately 12 lbs.
-  One of the most commonly used species in foodservice
- Known for their orange-red flesh, superior texture and excellent eye appeal

   Chum Salmon
   -----------
-  Most widely available
-  3 to 5 year life cycle
-  Average weight: approximately 8 lbs.
- Known for their firm pink flesh and moderate fat content, which results in their delicate flavor

   Pink Salmon
   -----------
-  Smallest and most abundant of 5 species
-  2 year life cycle
-  Average weight: 2 to 3 lbs.
- Known for their bright, rose-colored flesh and delicate flavor. Their abundant supply makes them an attractive value.

We intend to provide services to both the buyer and seller to facilitate the process including assisting on site, ensuring the seller has an accredited Canadian Department of Fisheries Buying Station or Plant License, prearranging sale of catch, arranging escrow services, if required, coordinating equipment and ice for packing and delivery, as well as planning and arranging for truck delivery, when required.

We believe that for salmon products, we can charge a rate of 5-7% per transaction, which based on an average of $.35-$.40 per pound, and an average sales volume of 1,000,000 lbs., would yield an average commission of $22,200 per 1,000,000 lb. transaction. On Sockeye Salmon which markets at between $4.00-$6.00 per pound, in quantities around 300,000 pounds, we would yield an average commission of $90,000 per transaction. We believe that we can accept a lower commission for our services to give us a competitive edge, allow us to become established in the industry and showcase our competitive strength, which we feel is our Management team's connections throughout the industry.

Principal Suppliers
-------------------
Initially, we intend to use the following principal suppliers, with whom our officers and directors have established connections from past business relationships in the industry:

Wiola's Seafood Trading Ltd., Delta, BC

Pioneer Fish Company, Richmond, BC

Northwest Seafood Exchange, Seattle, WA

Kach-Teen Seafood, Ltd., Lummi, WA

Rid of the Red, Burnaby, BC

All of the above companies are unrelated third parties and no definitive agreements or contracts have yet been entered into with any party, verbal or otherwise. Once the winter season is over and the fishing vessels are again working on a regular basis, we intend to make contact with the above principal suppliers and begin negotiations to determine where we will be able to acquire the best prices, products and delivery schedules.

Methods of Distribution
-----------------------
Initially, we will endeavor to sell our services directly to buyers. We will solicit these individuals and corporations via existing connections of our Management, as well as through direct mail, email and fax broadcasts. Interested parties will be directed to view our website or to call our office for updates regarding returning vessels and their catch information.

As opportunities arise, we will also explore expanding our marketing efforts to other channels such as trade shows and trade magazines, both nationally and internationally. We intend to begin on the West Coasts of both Canada and the U.S., particularly in the Pacific Northwest, and as cash flow increases, we will explore expanding the network further south and eastward, with the hope of eventually expanding internationally, as funds allow.

Seafood reaches consumers in most countries through a multi-level system, which may involve at least three or four transactions before a product is purchased by a consumer in a supermarket or fish market or eaten in a restaurant. In most countries, the channels of distribution incorporate locally caught and processed seafoods, with items imported from around the world. For example, in the U.S. and Japan, the two largest markets for seafood, almost two-thirds of the seafood consumed is imported.

In some cases, the lines between the roles of companies in the seafood distribution channel get blurred, particularly when one company performs two functions, such as an importer that also manufactures seafood into consumer products or a distributor that also imports seafood directly.

In addition, seafood is processed into a wide variety of product forms (head on, head off, steaks, fillets, portions, smoked). Seafood can also be packaged either minimally or extensively and sold live, fresh, frozen or canned. Products may move directly from fish plant to end-user or through a myriad of sales and distribution channels where value may be added through additional processing.

We intend to broker seafood products directly from the fishing vessels to the myriad of buyers that exist in the marketplace including:

Exporters - Seafood exporters purchase a product and sell it to a buyer, known as an importer, in another country. The seafood an exporter buys can be purchased from a seafood processor or a trading company that has purchased the product from a processor. Many large seafood processors do their own exporting and sell their seafood directly to buyers in other countries.

Exporters are usually paid for their products by a Letter of Credit
(LC) or by a direct bank wire transfer (TT). Depending on the terms of the sale, an exporter may be paid either when the product is shipped or when it is received by the importer.

Importers - Seafood importers purchase products from foreign suppliers that export seafood. Importers normally purchase products outright and pay for them either on shipment or on receipt of the products in their own countries. In many cases, though, payment will be subject to clearance by local health authorities, such as the FDA in the U.S.

Most well-established importers have long-standing relationships with their foreign suppliers and may or may not be looking for additional sources of supply. Often, an importer will look for additional suppliers only if his current supplier is unable to fill his needs, or if he can get a lower price from a new supplier.

Seafood Processors - Primary seafood processors (which include fish processing plants) buy fish and shellfish from fishermen and aquaculture producers. How much processing a processor does can vary greatly, depending on the product and the market. In the case of fresh salmon and halibut, for example, a large volume of fish is simply headed, gutted, washed and put into a box before it is sold to a buyer. In the case of other products, such as crab or canned salmon, the processing is more extensive.

Secondary seafood processors buy products from seafood processors and do additional processing into more convenient product forms. A secondary processor in Seattle, for example, may buy salmon from a fish plant in Vancouver and have it processed into skinless, boneless salmon portions. Many primary seafood processors also perform secondary processing functions. In this case, primary processors reprocess their own product, as well as raw material they buy from other primary processors. Primary processors will also buy raw material from traders, since processors will not always sell directly to competing processors.

Brokers - Brokers act as the sales agents for the actual owners of the product (foreign or domestic processors in many cases, or importers) and receive a commission on any sales they transact. Brokers, who do not normally take title to goods, often work a specific region of a country where they have developed relationships with buyers. Brokers normally sell to wholesale distributors or to higher-volume end users such as restaurant chains or supermarket chains.

Traders - Traders purchase seafood and sell to other traders, exporters, importers, distributors, foodservice operators or retail supermarket chains. Traders usually specialize in a few specific seafood commodities and minimize market risk by doing "back-to-back" deals where they do not buy products until they have identified a customer. While brokers earn commissions from sales, traders earn a profit on the margin between their purchase price and their sales price. Volume is important for traders because of the small margins realized on each sale.

Distributors - Distributors purchase products from processors, traders, importers or wholesalers and provide physical delivery of products to foodservice operations (restaurants, hotels, schools, hospitals) or retail markets (supermarkets, fish markets). In general, distributors do not spend a great deal of time "selling" new items and species or developing new markets. Two types of distributors handle seafood: broadline distributors and specialty seafood distributors.

Broadline Distributors - Broadline distributors, who usually specialize in either the foodservice or supermarket markets, sell a very large range of food and non-food items. Foodservice broadliners sell thousands of food, table, and kitchen items to restaurants, hotels, and food operations at hospitals, schools, cruise lines, and other outlets where food is prepared and sold or served. Retail broadliners, on the other hand, will supply supermarkets with a comprehensive, although less extensive variety of items. In a number of cases, retail broadliners are a cooperative owned by a regional group of independent supermarkets.

While seafood is but one of many food items offered by broadline distributors, it is an important commodity. Generally, broadline distributors do not purchase seafood directly from foreign suppliers but deal with importers, processors, and brokers. Most of the seafood carried by broadline distributors is frozen. However, a growing number of broadline distributors carry some fresh seafood items that are available on a regular basis.

Specialty Seafood Distributors - Specialty seafood distributors, as the name indicates, specialize in seafood or seafood-related products, with an emphasis on fresh products. Specialty seafood distributors sell to both foodservice and retail accounts. Most major U.S. cities have one or two specialty seafood distributors that dominate the market and a number of smaller seafood distributors. Seafood distributors normally make deliveries directly to individual restaurants or retail stores as often as five days a week. In the case of larger supermarket chains, though, a seafood distributor may deliver to a central warehouse and the chain will make deliveries to its individual units. Specialty seafood distributors purchase seafood from importers, processors, brokers, traders and other distributors.

Foodservice Buyers- The foodservice industry includes restaurants and institutions (including hospitals, schools, factories and large offices). The restaurant segment of food service includes large seafood chains, such as Red Lobster, Long John Silver's and Captain-D's; family restaurants such as Chili's, Perkins and Denny's; and casual dining and independent restaurants. While most foodservice operations buy from distributors, the purchase decision is often made after a sales presentation of a new product by an importer, processor or broker. Each foodservice operation has individual requirements as to price, product form, packaging, frequency of delivery and other factors.

Retail Buyers - The retail market segment for seafood consists primarily of large regional supermarket chains. However, in recent years mergers have created some powerful chains with national reach. In most cases, seafood purchasing decisions, particularly for fresh products, are made at the national or regional division level. Rarely are purchasing decisions made at the level of the individual supermarket.

Large volumes of fresh and frozen seafood are also sold through warehouse/club stores such as Costco and Sam's Club. Most seafood purchasing decisions for club stores are also made at the national and regional levels. For some fresh seafood items-like farmed salmon-that are readily available, club stores will sign a contract for guaranteed pricing for a 3-or 6-month period. Depending on the product, club stores will buy direct from processors, importers, or seafood distributors. As a general rule, club stores buy fresh seafood from seafood distributors and frozen seafood directly from processors and importers.

Independent fish markets are still important retail outlets on the East Coast of the United States, but less so in the West. A retail fish market will generally move considerably more seafood than a seafood counter at an individual supermarket.

In summary, we intend to act as exporter, broker or trader, delivering product to importers, processors, distributors and retailers. To reach these target groups, we intend to use direct sales by means of telephone, fax and email conducted by our Management team until such time as we generate revenues and can afford to hire sales staff.

We believe that one market in particular, Chum Salmon, will be very lucrative. Normally Chum Salmon is considered lower-grade because of its sheer volume of catch. Over the years, the omission of Chum Salmon from the dinner menus of major restaurants has led buyers to believe that it cannot provide the same quality experience for the pallet as other species of Salmon. However, in our Management's experience, Chum Salmon is abundant, inexpensive and definitely comparable, if selected properly. We believe that quality can be ensured by using a select group of Pacific Nations members who are proficient in catching quality Chum Salmon and by doing so, we believe that the cost savings in converting our primary brokerage sales to Chum Salmon will be an attractive proposition for any of our target markets.

We intend to advertise in web-based and print-based trade magazines and journals, such as Food Service, FoodNet, Foodservice.com, Nation's Restaurant News (NRN), On the Rail, Restaurant Business, Restaurant Digest, Restaurant Finance Monitor, Restaurant Forum, Restaurant Report, Restaurants & Institutions Magazine, Restaurants and Institutions Marketplace, SLAMMED Magazine, among others.

Website
-------
We have developed and are currently managing our website at http://www.sockeyeseafood.com to inform the public regarding our services, proposed products, quality, quantity and pricing and to provide up-to-the-minute harvest information directly from returning fishing boats. Once we have developed a database of buyers, we intend to prepare an email address list and disseminate current information directly to those buyers via email and fax broadcast. During the off-season for salmon fishing, we intend to produce a newsletter to keep in contact with buyers regarding developments in the fishing industry.

The website is hosted by Hostway Corporation , an unrelated third party, at a charge to us of $13.95/month. The services are based on a verbal agreement which is prepaid for a period of 2 years, which expires on May 5, 2005, and is renewable on a year-to-year basis thereafter. We are responsible for making any changes to the website, as well as posting of all content and updates, which is done on a daily basis during the busy fishing season and on a bi-monthly basis during the off-season by our Management. No web functions are currently being contracted to any third parties at this time, other than the web hosting disclosed above.

Competition
-----------
Competition for the products we broker and the services we offer comes from several reputable companies throughout Canada and the U.S. These companies range from large multi-nationals who manage hundreds of accounts to small "one-man operations" who service only a few clients. In general companies that operate in this industry cooperate primarily with commercial fisheries and do not have the contacts within the First Nations communities to gain access to, or simply are not aware of the First Nations openings that account for 3-5% of the total harvests of salmon, halibut, and shellfish from the coastal waters of British Columbia.

We believe our top competitors in British Columbia are:

Calkins And Burke Ltd.
#800-1500 West Georgia St.
Vancouver BC
Canada V6G 2Z6

Majestic Seafood Products (1997) Inc.
100-1200 Valmont Way
Richmond BC
Canada V6V 1Y4

Ocean Fisheries
13140 Rice Mill Road
Richmond BC
Canada V8W 1A1

Lions Gate Fisheries Ltd.
4179 River Road
Delta BC
Canada V4K 1R9

Pacific Seafoods International Ltd.
10210 Bowerbank Road
Sidney BC
Canada V8L 3X4

Pinnacle Seafoods Ltd.
2199 Commissioner St.
Vancouver BC
Canada V5L 1A4

Andersen Food International Ltd.
10972 Shelley Pl.
Delta BC
Canada V4E 1G5

Some of these companies have a longer operating history, significant capital and established long-term contacts in the fishing industry, as well as with various buyers. We believe that we can successfully compete in the industry because there are few companies who buy regularly from the First Nations groups, where a large amount of fishing permits are now being allocated. We believe that as a result of our contacts, as well as the fact that we intend to focus our efforts primarily on these sources, we believe that we can "brand" our company as a both a reliable source of market harvests, a source of consistent high-quality and a less-expensive product offering for buyers.

We believe the primary factors for our success will be to forge good relationships with the First Nations communities that provide the seafood harvests, controlling the quality of product delivered to market and educating and fostering a strong buying network.

Government Regulation, Licensing and Taxation
---------------------------------------------
We have obtained our Nevada Business License and are in the process of filing our extra provincial registration papers so that we are properly registered to operate and conduct business in the Province of British Columbia, Canada. We are also in the process of filing our Customs Business Number, which is required for importing products into Canada. We are currently in the application process for a sales tax number for the collection and payment of both provincial and federal sales taxes in Canada and the U.S. We will be applying for our Fish Broker License issued under the British Columbia Fish Inspection Act from the British Columbia Ministry of Agriculture, Food and Fisheries immediately after our extra provincial registration is complete. We will also be registering in the state of Washington in March, 2005, and applying for a fish buyer's license there. Once we have secured our licensing in the State of Washington, we intend to apply for a Buying & Export Licenses for Geoduck and Sea Cucumber harvests in Lummi, Washington, which is issued under the Revised Code of Washington (RCW) from the Washington Department of Fish and Wildlife.

Internet Service Regulation- There are currently no definitive laws relating to e-commerce business or online sales of products. It is possible that claims could be made against online e-commerce companies in the future under both US and foreign laws for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, among others, which could impact the sale of products via the Internet and, specifically, impact our ability to sell products online. Internet Security continues to remain a concern to companies which conduct business via the web; however, with money now exchanging hands in Internet transactions, it is an even greater concern. The potential for viruses which can virtually destroy a system is a distinct possibility and hackers now have the potential technology to wreak havoc on any business operation. Unsecured transactions on the Internet are subject to inspection by just about anyone who knows how to access the information regarding them. As credit card or checking account numbers are being exchanged, the window of opportunity for theft is wide open. We will attempt to obtain the highest security measures for our website.

Our Management does not believe there are any other existing or probable government regulations could impact our business. However, we could be indirectly affected if our independent suppliers/fishing vessels fail to operate in compliance with applicable laws and regulations. We do not control any potential suppliers or their labor practices. The violation of labor or other laws by an independent supplier, or the divergence of such a supplier's labor practices from those generally accepted as ethical in Canada and the United States, could result in adverse publicity for us, which could potentially damage our reputation and impact our proposed business and/or revenues.

Patents and Trademarks
----------------------
We currently have no patents or trademarks, nor do we intend to file for any patent or trademark protection in the future. Our business is based on the import and sale of products obtained from others and, as such, no patent or trademark protection is required for the conduct of our business operations. Since we have no patent or trademark rights, unauthorized persons may attempt to copy aspects of our business, including our web site designs, product information and sources, brokerage and sales techniques, or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and web content. Any encroachment upon our proprietary information, including the unauthorized use of our name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Employees
---------
We do not have any employees at this time, other than Sheldon Goldberg and Dave Knapfel, our two officers and directors, who devote their time as needed to our business. We believe that our operations are currently on a small scale that is manageable by these individuals, but intend to add sales staff as our operations grow and additional staff is warranted.

Item 2. Description of Property
-------------------------------
We do not currently own any property. We maintain a virtual office at Suite #400 - 601 West Broadway, Vancouver, BC V5Z 4C2, for which we pay approximately $125 per month on a verbal month to month basis with no cancellation policy. Services include personalized answering service and voicemail for an unlimited number of calls, fax receiving, business address and mail receiving, as well as availability of office space, boardroom space, and secretarial services on an a la carte basis. We rent our virtual office from Office Suites on Broadway, an unrelated third party, located at the same address. We believe that our current office arrangements are suitable given the nature of our current operations and also believe that we will not need to lease additional administrative offices for at least the next 12 months.

Item 3. Legal Proceedings
-------------------------
We currently have no pending or threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
There were no matters submitted for a vote to the security holders during the year ended December 31, 2005.

                              PART II
                              =======

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
------------------------------------------------------------------
Our common stock is currently listed for quotation in the Pink Sheets under the symbol SEYS; however, an active trading has not yet commenced. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

As of December 31, 2005 there were approximately 31 holders of record of our Common Stock and 2,000,000 shares of Common Stock issued and outstanding.

A total of 1,000,000 of the issued and outstanding shares are held by our officers and directors, all of which are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

We have not paid any cash dividends since inception to the holders of our Common Stock. We currently intend to retain any earnings for internal cash flow use.

At December 31, 2005, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.

Our stock transfer agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Scottsdale, Arizona 85251, telephone (480) 481-3940.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying audited financial statements and should be read in conjunction with the audited financial statements.

Plan of Operation
-----------------
During the next 12 months we intend to expand our distribution efforts to the Chinese and Japanese markets. We will primarily intend to offer Hake and Geoduck Clams in the Chinese markets after obtaining solid and reliable sellers. We intend to include Sockeye Salmon, Albacore Tuna, Black Cod and Salmon Roe in the Japanese markets. We intend to start actively pursuing this venture after obtaining solid commitments from fisherman from third party companies.

During the next 12 months, we also intend to attempt to secure relationships with fishing vessels to establish the ability to deliver products direct to restaurants and hotels. We are currently compiling a potential list of hotel and restaurant buyers' and contacts.

We have identified the most widely read publications in our industry and intend to advertise in 2-3 magazines as funds allow during the next year.

We intend to broadcast real-time information about our current offerings via our website for ease of access to our customers, as well as establish an on-line ordering process.

During the next 12 months as funds allow, we will also attend industry trade shows and expos to market our offerings in an effort to gain new clients.

Finally, during the next 12 months, we intend to design and develop an "Off Season" Contact Newsletter. We plan to compile a list of contacts and design and develop a newsletter to send via email on a monthly basis during the "off season" to maintain regular contact with our suppliers and buyers.

Results of Operations
---------------------
Gross revenues for the year ended December 31, 2005 were $17,228, less cost of goods sold of $15,605, resulting in total revenues of $1,623, as compared to gross revenues of $47,384, less cost of goods sold of $41,644, resulting in total revenues of $5,740 for the year ended December 31, 2004. The reduction in revenues for the year ended December 31, 2005 was due to a complete shutdown of the season's salmon fishing industry resulting from lower than expected stocks of salmon and lower margins due to the increased price of existing supply.

For the year ended December 31, 2005, we incurred a net operating loss of $5,676, as compared to a net loss of $4,513 for the year ended December 31, 2004. We have incurred total net operating losses of $11,917 for the period from inception to the year ended December 31, 2005.

Total operating costs for the year ended December 31, 2005 were $7,299, consisting of $799 in administrative expense and $6,500 in professional fees, as compared to total operating costs of $10,253, consisting of $2,408 in administrative expense and $7,845 in professional fees. Professional fees incurred during both years were a result of the preparation and filing of our registration and compliance documents with the SEC. Administrative expenses were mainly attributed to miscellaneous office expenses, filing fees, rent and entertainment expenses.

Selected Financial Information
------------------------------

  Balance Sheet Data               December 31, 2005     December 31, 2004
  ------------------               -----------------     -----------------
  Current Assets                     $  10,157                  8,869
  Current Liabilities                    3,989                    256
  Stockholders' Equity                 (33,083)               (38,759)


Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $10,157 at December 31, 2005 and as of the date of the filing of this annual report, plus our current accounts receivable of $26,915, as well as revenues we expect to generate, to satisfy our cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

There was no cash provided by financing or investing activities for the year ended December 31, 2005.

Net cash provided by operating activities for the year ended December 31, 2005 was ($2,612).

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

We anticipate no material commitments for capital expenditures in the near term. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.
                                    15

Recently Issued Accounting Standards
------------------------------------
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges". This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on its business operations.

On December 16, 2004, the Financial Accounting Standards Board
(FASB) published Statement of Financial Accounting Standards No.
123 (Revised 2004), Shared-Based Payment (?SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary transactions (SFAS 153). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception of exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss.

SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. Management does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154, Accounting Changes and
Error Corrections. This statement, which replaces APB Opinion
No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement." We anticipate that the adoption of SFAS 154 will not have a material impact on our financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Risk Factors
------------
An investment in and ownership of our common stock is one of high risk. You should carefully consider each of the following risk factors and all of the other information provided before purchasing our common stock. The risks described below are those we currently believe may materially affect us. An investment in our common stock involves a high degree of risk, and should be considered only by persons who can afford the loss of their entire investment.

1. We may be unable to continue as a going concern if we fail to generate sufficient revenues.

We are a development stage entity and have only generated revenues of $47,384 since inception. After deducting our cost of goods and operating expenses, we incurred a net loss to date of $6,241. We will not be profitable until we establish a customer base and begin to derive revenues. We expect to continue to lose money unless we are able to generate sufficient revenues and cash flows. Our auditors have expressed the opinion that, since we do not have significant cash or other material assets, nor an established source of revenues sufficient to cover our operating costs, there is substantial doubt about our ability to continue as a going concern. Our officers and directors have committed to advancing operating costs to us on an interest free basis to insure that we have enough operating capital for the next twelve months; however, there are no assurances that we will be able to generate any business or revenues.

2. If we are unable to generate sufficient revenues and cash flows to meet our costs of operations, we may be forced to cease our business.

From inception to December 31, 2005, we have realized gross revenues of $64,612; however, after deducting our cost of goods sold and total operating expenses, we incurred a total net operating loss of $11,917. We have cash on hand as of December 31, 2005 in the amount of $10,157 and accounts receivable in the amount of $26,915. Our continued operations are dependent upon our ability to generate revenues from operations and/or obtain further financing, if and when needed, through borrowing from banks or other lenders or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plans could fail and we may be forced to close our business.

3. Changes in consumer preferences could reduce demand for our products.

Any change in consumer preferences for fish and/or seafood products could have a material adverse effect on our business operations and resulting proposed revenues. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, lower sales results and revenues.

4. We are dependent on independent fishing contractors for the production of the seafood products we intend to broker and market.

We rely completely upon independent third parties for the seafood products we intend to broker to third parties. The inability of a supplier or fishing contractor to deliver products we have brokered in a timely manner or to meet our quality standards could cause us to miss the delivery requirements of our customers for those items. This could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which will decrease our revenues. Although we plan to enter into purchase order commitments with specific time frames for delivery, method of payment, design and quality specifications and other standard industry provisions, we do not have any long-term contracts with any of our proposed suppliers/independent fishing contractors. In addition, we compete with other companies for the production capacity of independent suppliers. As we are a development stage, startup company, all of these competing companies have substantially greater brand recognition, established reputations and financial and other resources than we do, thereby giving them an advantage in the competition for production capacities. Fluctuations in the availability and cost of products could reduce our future proposed profitability.

5. Our operating results are vulnerable to fluctuations in the cost and availability of the products we may acquire.

We expect that alternate qualified suppliers will be available in the event there are production, delivery or other problems with our primary suppliers/fishing contractors. However, as we use a foreign currency to purchase our products, fluctuations in exchange rates could adversely affect the competitiveness of the products that we import. We have no plans to hedge our operations against exchange rate fluctuations and this could make some or all of our products less desirable in the event of unfavorable exchange rate fluctuations. This, in turn, could reduce our any future profitability.

6. We may become dependent upon a limited number of customers and our revenues may be negatively affected by the loss of any number of such customers.

At times, we may derive a significant portion of our revenue from a limited number of customers. Our revenues could be negatively affected if we were to lose any major clients or if we were to fail to collect a large account receivable. In addition, many of our customer relationships will be on a per purchase order basis. As a result, we cannot be guaranteed that any customer will continue to use our brokerage services to purchase their products beyond each individual order. Accordingly, the loss of any large customer relationship could adversely impact our business, financial condition and results of operations.

7. Our Management is involved with other business activities, which could reduce the time they allocate to our operations.

Our operations depend substantially on the skills and business experience of Sheldon Goldberg and David Knapfel, our officers and directors, who each currently devote part time to our business operations. David Knapfel devotes approximately 5 hours per week and Sheldon Goldberg devotes approximately 20 hours per week. During the busy fishing season, both officers and directors will be devoting additional time, as needed, to our business. Without employment contracts, we may lose any of our officers and directors to other pursuits without a sufficient warning and, consequently, be forced to either hire adequate replacements or go out of business. Our officers and directors may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, one or more of these individuals may face a conflict in selecting between devoting time to our business and his other business interests. We have not formulated a policy for the resolution of such conflicts.

8. Our current shareholders control our company and have voting control; as a result, you may have no influence over future matters considered by our stockholders and/or Board of Directors.

Our current officers, directors and their affiliates currently own 50% of our issued and outstanding common stock. As a result, the existing stockholders are in a position to elect all of our directors, appoint our officers and control our affairs and operations. Our Articles of Incorporation do not provide for cumulative voting.

9. Fluctuations in the trading price of our common stock could prevent investors from selling their holdings.

The trading price of our common stock could be subject to wide fluctuations in response to variations in quarterly results of operations, the gain or loss of significant customers, changes in earning estimates by analysts, announcements of innovative new seafood products or methods by us or our competitors, general economic conditions and other events or factors, many of which are beyond our control. In addition, the stock market has recently experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to ours, which have been unrelated to the operating performance of these companies. These market fluctuations in the trading price of our common stock could make it difficult for investors to sell their stock or ever realize a profit in any investment they make in our company.

10. Investors may have difficulty liquidating their investment because our common stock is subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in our securities may find it difficult to sell their securities, if at all.

11. Certain Nevada corporation law provisions could prevent a potential takeover, which could adversely affect the market price of our common stock.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors. Our articles of incorporation and by-laws contain no similar provisions.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements or contractual or commercial commitments.

Item 7. Financial Statements
----------------------------
Following are our audited financial statements for the year ended
December 31, 2005.

                          Sockeye Seafood Group, Inc.
                         (A Development Stage Company)


                       CONSOLIDATED FINANCIAL STATEMENTS


                              DECEMBER 31, 2005

                          (Stated in U.S. Dollars)

A C I  ARMANDO C. IBARRA
            Certified Public Accountants
            A Professional Corporation
-------------------------------------------------------------------------
Armando C. Ibarra, C.P.A.
Armando Ibarra, Jr., C.P.A., JD
  Members of the California Society of Certified Public Accountants Members of the American Institute of Certified Public Accountants Registered with the Public Company Accounting Oversight Board

To the Board of Directors of
Sockeye Seafood Group, Inc. (A Development Stage Company)

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Sockeye Seafood Group, Inc.(A Development Stage Company) as of December 31, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended, and for the period of May 21, 2003 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit. The December 31, 2004 financial statements of Sockeye Seafood Group, Inc. were audited by other auditors whose report dated March 27, 2005, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United Stated). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, and for the period of May 21, 2005 (inception) to December 31, 2005, in conformity with US generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is currently in the development stage. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Armando C. Ibarra, CPA
Chula Vista, Ca.
January 19, 2006                      23

                          Sockeye Seafood Group, Inc.
                      (A Development Stage Company)
                               Balance Sheet
----------------------------------------------------------------------------
                                                  As of              As of
                                                December 31      December 31
ASSETS                                             2005               2004
                                                ----------------------------
Current Assets
--------------
  Cash                                          $  10,157          $   8,869
  Deposit                                               -                250
  Inventory                                             -              3,436
  Accounts receivable                              26,915             26,460
                                                ----------------------------
Total Current Assets                               37,072             39,015
					        ----------------------------
                                                $  37,072          $  39,015
                                                ============================
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
-------------------
  Accounts payable                              $      89          $     256
  Loan payable                                      3,900                  -
                                                ----------------------------
Total Current Liabilities                           3,989                256
                                                ----------------------------
Total Liabilities                                   3,989                256

SHAREHOLDERS' EQUITY (DEFICIT)

Common stock, ($0.001 par value
 25,000,000 shares authorized; 2,000,000
 shares issued and outstanding as of
 December 31, 2005 and 2004                        2,000               2,000
 Additional paid-in capital                       43,000              43,000
Deficit Accumulated During the
 development stage                               (11,917)             (6,241)
                                                ----------------------------
Total Stockholders' Equity (Deficit)              33,083              38,759
					        ----------------------------
Total Liabilities & Stockholders'
Equity (Deficit)                                $ 37,072           $  39,015
                                                ============================

                      See notes to Financial Statements

                         Sockeye Seafood Group, Inc.
                        (A Development Stage Company)
                          Statements of Operations
------------------------------------------------------------------------------
                                                                  May 21, 2003
                                                                  (inception)
                                    Year Ended    Year Ended        through
                                    December 31   December 31     December 31
                                        2005         2004             2005
------------------------------------------------------------------------------
Revenues
--------
Revenues                          $    17,228      $  47,384      $   64,612
Cost of goods sold                    (15,605)       (41,644)        (57,249)
                                  --------------------------------------------
Total Revenues                          1,623          5,740           7,363

Operating Costs
---------------
Administrative Expenses                   799          2,408           3,935
Professional Fees                       6,500          7,845          15,345
                                 ---------------------------------------------
Total Operating Costs                   7,299         10,253          19,280
                                 ---------------------------------------------
Net Income (Loss)                $     (5,676)     $  (4,513)     $  (11,917)
                                 =============================================
Basic earnings per share                           $   (0.00)     $    (0.01)
                                                   ===========================
Weighted average number of
common shares outstanding                          2,000,000       1,350,685
                                                   ===========================












                      See notes  to Financial Statements

                                 Sockeye Seafood Group, Inc.
                             (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 From May 21, 2003 (Inception) through December 31, 2005
--------------------------------------------------------------------------
                                                      DEFICIT
                                                    ACCUMULATED
                             COMMON   ADDITIONAL     DURING THE
                    COMMON   STOCK     PAID-IN      DEVELOPMENT
                    STOCK    AMOUNT    CAPITAL         STAGE      TOTAL
--------------------------------------------------------------------------

Balance,
May 21, 2003             -   $     -   $     -      $       -    $      -

Stock issued
for cash on
May 21, 2003
at $0.005 per
share            1,000,000     1,000      4,000             -       5,000

Net Loss,
December 31,
2003                     -         -          -       ( 1,728)    ( 1,728)
                ----------------------------------------------------------
Balance,
December 31,
2003            1,000,000     1,000      4,000        ( 1,728)       3,272
                ----------------------------------------------------------

Stock issued
for cash on
August 25,
2004 at $0.04
per share       1,000,000     1,000     39,000              -       40,000

Net Loss,
December 31,
2004                     -         - 	      -       ( 4,513)     ( 4,513)
                ----------------------------------------------------------
Balance,
December 31,
2004             2,000,000   $ 2,000   $ 43,000     $ ( 6,241)    $ 38,759
                ----------------------------------------------------------
Net Loss,
December 31,
2005                     -         - 	      -       ( 5,676)    ( 5,676)
                ----------------------------------------------------------
Balance,
December 31,
2005             2,000,000   $ 2,000   $ 43,000     $ (11,917)   $ 33,083
                ==========================================================



                           See notes to Financial Statements

                               Sockeye Seafood Group, Inc.
                             (A Development Stage Company)
                               STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
                                                                    May 21, 2003
                                                                    (inception)
                                 Year Ended      Year Ended           through
                              December 31 2005 December 31,2005 December 31 2005
--------------------------------------------------------------------------------
Cash Flows from Operating
Activities
-------------------------
Net income (loss)                   $ (5,676)     $  (4,513)     $  (11,917)
Adjustments to reconcile net
income to net cash provided
by (used in) operating
activities:
Changes in operating assets
and liabilities:
  (Increase) decrease in
   accounts receivable                  (455)       (26,460)        (26,915)
  (Increase) decrease in deposits        250           (250)              -
  (Increase) decrease in inventory     3,436         (3,436)              -
   Increase (decrease in accounts
   payable                              (167)           256              89
                                   -------------------------------------------
Net cash provided by (used in
operating activities)                 (2,612)       (34,403)        (38,743)

Cash Flows from Investing Activities
------------------------------------
Net cash provided by (used in)
investing activities                       -              -               -

Cash Flows from Financing Activities
------------------------------------
Proceeds from common stock                 -         40,000          45,000
Proceeds from loan payable             3,900              -           3,900
                                   -------------------------------------------
Net cash provided by (used in)
financing activities                   3,900         40,000          48,900
                                   -------------------------------------------
Net increase (decrease) in cash        1,288          5,597          10,157
Cash at beginning of year              8,869          3,272               -
                                   -------------------------------------------
Cash at end of year                $  10,157       $  8,869       $  10,157
                                   ===========================================
Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Cash paid during year for:
  Interest                         $      -        $      -
  Income Taxes                     $      -        $      -
                                   ========================
                            See notes to financial statements

                            Sockeye Seafood Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               December 31, 2005


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Sockeye Seafood Group Inc. ("the Company") was incorporated under the laws of the State of Nevada on May 21, 2003. The Company was formed to engage in the business of procuring and marketing seafood products direct from Pacific Northwest First Nations organizations to North American and International wholesalers, distributors, and retailers. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 2,000,000 shares issued and outstanding as of December 31, 2005.

The Company operations have been limited to general administrative operations, purchasing a limited amount of sample inventory, minimal sales, establishing its website and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b.   Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 21, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

c.   Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                           Sockeye Seafood Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               December 31, 2005

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

e.   Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges". This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

                           Sockeye Seafood Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               December 31, 2005

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On December 16, 2004, the Financial Accounting Standards Board
(FASB) published Statement of Financial Accounting Standards No.
123 (Revised 2004), Shared-Based Payment (?SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary transactions (SFAS 153). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception of exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss.
SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. Management does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                            Sockeye Seafood Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               December 31, 2005

NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 21, 2003 (inception) to December 31, 2005 and generated a net loss of $11,917. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $10,157 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.


NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.


NOTE 5.   RELATED PARTY TRANSACTIONS

At of December 31, 2005, a loan payable in the amount of $3,900 was due David Knapfel (a related party). As of December 31, 2005, the Company had not established any specific repayment terms and is a non-interest bearing loan.


NOTE 6.  INCOME TAXES
                                              As of December 31, 2005
                                              -----------------------
Deferred tax assets:
  Net operating tax carryforwards                 $       1,787
  Other                                                       0
                                                  -------------
  Gross deferred tax assets                               1,787
  Valuation allowance                                    (1,787)
                                                  -------------
  Net deferred tax assets                         $           0
                                                  =============

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                            Sockeye Seafood Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               December 31, 2005



NOTE 7.  NET OPERATING LOSSES

As of December 31, 2005, the Company has a net operating loss carryforwards of approximately $11,917. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8.  STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

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

As of December 31, 2005 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2005:

- Common stock, $ 0.001 par value: 25,000,000 shares authorized; 2,000,000 shares issued and outstanding.

NOTE 10.  SUBSEQUENT EVENTS

There have been no subsequent events after December 31, 2005, which are material to operations.

Item 8. Disagreements with Accountants on Accounting and Financial
Disclosures
-------------------------------------------------------------------
There have been no disagreements with our accountants on accounting or other financial disclosures.

On October 4, 2005, Registrant's certifying accounting firm, Franklin Griffith & Associates, merged with another accounting firm and advised Registrant of its intention to withdraw from the PCAOB and no longer perform public company audits.

On January 18, 2006, we engaged the services of Armando C. Ibarra, Certified Public Accountant, as our principal independent accountant and auditor to audit our financial statements.

Reports on our consolidated financial statements for the fiscal year ended December 31, 2004 by Franklin Griffith & Associates did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal year ended December 31, 2004 and for the subsequent interim periods, there were no disagreements with Franklin Griffith & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Franklin Griffith & Associates' satisfaction, would have caused Franklin Griffith & Associates to make reference to the subject matter in connection with its report on Registrant's consolidated financial statements for such period. During the Registrant's most recent fiscal years and through December 31, 2005, none of the reportable events described in Item 304(a)(1)(iv) of Regulation S-B occurred. However, the report included a going concern emphasis.

Neither Sockeye Seafood Group, Inc. nor anyone on our behalf consulted Armando C. Ibarra, Certified Public Accountant, on any matter relating to the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

Item 8a. Controls and Procedures
--------------------------------
As of the end of the period covered by this Form 10-KSB, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 3a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934), under the supervision and with the participation of our principal executive officer and principal accounting officer. Based on this evaluation, our management, including our principal executive officer and principal accounting officer, concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                  PART III
                                  ========

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------------------
The following table sets forth the names, positions and ages of the executive officers and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

---------------------------------------------------------------------
 Name                Age  Position(s)       Period Serving    Term
---------------------------------------------------------------------

Sheldon Goldberg     47   President, CEO,   May 2003-2005   1 year(1)
                          and Director

David F. Knapfel     34   Vice President,   May 2003-2005   1 year(1)
                          Treasurer, CFO,
                          Secretary,
                          Principal
                          Accounting
                          Officer and
                          Director
---------------------------------------------------------------------

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors, promoters and control persons.

Background Information of Officers and Directors
------------------------------------------------
Sheldon Goldberg has been the President, CEO and Chairman of the Board of Directors of the company since inception. From 1986 to May 2003, he was an independent contractor trading in seafood products in the West Coast Seafood Industry, focusing on the purchasing, processing, wholesaling and logistics of handling wild stock of fresh and frozen salmon. He has vast experience in secondary processing such as salmon roe extraction and smoking. For the past 15 years he has associated himself with members of the First Nation's groups, where he has learned and worked in the seafood industry. Mr. Goldberg devotes approximately 20 hours per week to our business.

David Knapfel has been the Vice-President, Treasurer, CFO, Principal Accounting Officer, Secretary and a Director of the Company since inception. From March 2004 until November 2005, he was the Secretary, a Director and a principal stockholder of Thai One On, Inc., a publicly traded Nevada corporation on the OTCBB, which owns and operates a restaurant in Taipan, Selangor, Malaysia. From August 2001 to March
 2003, Mr. Knapfel was the owner of Touchwood Co., Ltd., a retailer and wholesaler dealing in the restoration and exportation of SE Asian antique furniture located in Bangkok, Thailand. From July
2002 to August 15, 2003, he was an officer, director and principal shareholder of 4forGolf, Inc., a Nevada corporation engaged in the online golf reservations business, which was a public reporting company that voluntarily filed a Form 10-SB under SEC File No. 0-50036 subject to the Exchange Act of 1934. The company's business plans were unsuccessful; the company was merged and changed its name to Tricell, Inc. Mr. Knapfel resigned in August 2003. From April 1999 to August 2001, he was the owner of Dogma.com Co., Ltd., a company specializing in print and internet graphic design. From April 1997 to April 1999, he worked as a freelance print and Internet graphic designer. He attended the British Columbia Institute of Technology in Burnaby, BC and graduated with a Diploma in Technology, Building Economics &
Design in April 1997. Mr. Knapfel currently devotes part time on an as needed basis to our business, which generally amounts to about 5 hours per week.

There are no family relationships between our directors and officers.

Involvement in Legal Proceedings
--------------------------------
To the best of our knowledge, during the past five years, neither of our directors or executive officers were involved in one of the following:
(1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee
---------------
We do not currently have an Audit Committee. In addition, having no Audit Committee, we do not have an Audit Committee financial expert. As a small, development-stage company, it has been exceedingly difficult for us to attract an independent member of our board of directors, who would qualify as an Audit Committee financial expert, to serve as the sole member of the

Audit Committee of our board of directors. We plan to form an Audit Committee consisting solely of one or more independent members of our board of directors, at least one of whom will qualify as an Audit Committee financial expert under the rules and regulations of the Securities and Exchange Commission, once we are able to identify and attract a satisfactory candidate. In the meantime, our current board of directors intends to satisfy the duties of the committee.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and our Chief Financial Officer.

The Code of Ethics, as applied to our principal financial officers, constitutes our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and would also constitute our "code of conduct" within the meaning of the listing standards of Nasdaq.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from provision of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-K, by promptly filing a current report on Form 8-K, within 5 business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------
No member of our board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

Item 10.  Executive Compensation
          ----------------------
Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf.

----------------------------------------------------------------------
                  SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------
                        Annual Compensation     Long-Term Compensation
                   ---------------------------   ---------------------
                                        Other    Awards    Payouts
Name and                                Annual
Position(s)        Year  Salary  Bonus   Comp.
----------------------------------------------------------------------
Sheldon Goldberg   2005     -      -      -         -           -
President and CEO  2004     -      -      -         -           -

David F. Knapfel   2005     -      -      -         -           -
VP, Treasurer,     2004     -      -      -         -           -
Principal
Accounting Officer
and Secretary

----------------------------------------------------------------------

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this annual report, there were 2,000,000 shares of our common stock issued and outstanding.

----------------------------------------------------------------------
                                            Amount and
                                             Nature of         Percent
                    Name and Address        Beneficial           of
Title of Class      of Beneficial Owner     Ownership          Class
----------------------------------------------------------------------
Common Stock        Sheldon Goldberg         500,000            25%
                    846 W. 46th Avenue
                    Vancouver, BC,
                    Canada V5Z 2R2

Common Stock        David F. Knapfel         500,000            25%
                    585 W. 60th Avenue
                    Vancouver, BC,
                    Canada V6P 1Z8
---------------------------------------------------------------------
Officers and Directors
as a Group (2 persons)                     1,000,000            50%
---------------------------------------------------------------------

The persons named above, who are the only officers, directors and principal shareholders, may be deemed to be parents and promoters, within the meaning of such terms under the Securities Act of 1933, by virtue of their direct securities holdings. In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners and no plans to issue any such rights in the future.

Changes in Control
------------------
There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------
At December 31, 2005, a loan payable in the amount of $3,900 was due to David Knapfel, an officer and director and related party. As of December 31, 2005, we had not established any specific repayment terms and the loan is non-interest bearing.

We do not have any other related party transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------
(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed on March 11, 2005 under CIK No. 0001301557, on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
23.1 Consent of Accountants re: 2004 Audit
23.2 Consent of Accountants re: 2005 Audit
31.1	          Sec. 302 Certification of President/CEO
31.2            Sec. 302 Certification of Principal Accounting Officer/CFO
32.1	          Sec. 906 Certification of President/CEO
32.2            Sec. 906 Certification of Principal Accounting Officer/CFO

(b) There was one report on Form 8-K filed for last quarter of the year ended December 31, 2005 and subsequent to that period and prior to the filing of this annual report, a report on Form 8-K was filed to timely report a second change of auditors in response to an SEC comment letter on our prior appointment. We hereby incorporate both of those Form 8-K's herein by this reference. A copy of both Form 8-K's can be found in their entirety on the SEC website at www.sec.gov, under our SEC File Number 000-51197.


Item 14. Principal Accountant Fees and Services
-----------------------------------------------
Audit Fees
----------
The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the fiscal year ended December 31, 2005 was $2,000 and for the fiscal year ended December 31, 2004 were $1,500. The reviews for the financial statements included in our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2005 and December 31, 2004 were
$2,800 and $1,000, respectively.

Audit Related Fees
------------------
We incurred no fees for the fiscal years ended December 31, 2005 and 2004 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees
--------
The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended
December 31, 2005 and 2004 were $0.

All Other Fees
--------------
We incurred no other fees during the fiscal years ended December 31, 2005 and 2004 for products and services rendered by our principal accountant.

                               SIGNATURES
                               ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Sockeye Seafood Group, Inc., Registrant

Dated: January 31, 2006    /s/ Sheldon Goldberg
                           --------------------------------
                           By: Sheldon Goldberg, President,
                               Chief Executive Officer and
                               Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


Dated: January 31, 2006    /s/ Sheldon Goldberg
                           --------------------------------
                           By: Sheldon Goldberg, President,
                               Chief Executive Officer and
                               Director

Dated: January 31, 2006    /s/ David F. Knapfel
                           ---------------------------------
                           By: David F. Knapfel, Treasurer,
                               Chief Financial Officer,
                               Treasurer and Principal
                               Accounting Officer, Secretary
                               and Director