Form 10QSB
period 2006-03-31
Sockeye Seafood Group Inc
filed 2006-05-15
CIK 1301557

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 2006

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

Indicate  by check mark  whether  the  registrant  is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).   Yes X    No

We had a total of 2,000,000 shares of common stock, par value $.001, issued and outstanding at March 31, 2006.

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


                 Part I - FINANCIAL INFORMATION
                 ------------------------------

Item 1.  Financial Statements
-----------------------------
The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

                             Sockeye Seafood Group Inc.
                           (A Development Stage Company)
                                  Balance Sheets


                                                     As of             As of
                                                March 31, 2006  December 31, 2005
                                              ------------------  ---------------
ASSETS
------
Current Assets
--------------
Cash                                             $   10,720      $     10,157
Accounts receivable                                  26,915            26,915
                                                 ----------       -----------
Total Current Assets                                 37,635            37,072
                                                 ----------       -----------
TOTAL ASSETS                                     $   37,635       $    37,072
                                                 ==========       ===========
LABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------
Current Liabilities
-------------------
Accounts Payable                                 $       89       $       89
Loan payable                                          5,900            3,900
                                                 ----------       ----------
Total Current Liabilities                             5,989            3,989
                                                 ----------       ----------
TOTAL LIABILITIES                                     5,989            3,989

Stockholders' Equity (Deficit)
-----------------------------
Common Stock, ($0.001 par value; 25,000,000
  shares authorized; 2,000,000 shares issued
  and outstanding as of March 31, 2006 and
  December 31, 2005)                                  2,000           2,000
Additional paid-in-capital                           43,000          43,000
Deficit accumulated during development stage        (13,354)        (11,917)
                                                 ----------       ---------
Total Stockholders' Equity (Deficit)                 31,646          33,083
                                                 ----------       ---------
TOTAL LIABILITIES & STOCKHOLDERS'
  EQUITY (DEFICIT)                               $   37,635       $  37,072
                                                 ==========       =========






                  See accompanying notes to financial statements.


                            Sockeye Seafood Group Inc.
                          (A Development Stage Company)
                             Statements of Operations


                                                                    May 21, 2003
                                      Three Months   Three Months   (inception)
                                         Ended          Ended          through
                                       March 31,       March 31,      March 31,
                                         2006            2005            2006
                                      ------------------------------------------
Revenues
--------
Revenues                              $     3,822     $    3,977    $    68,434
Costs of goods                             (3,259)        (2,883)       (60,508)
                                      ------------------------------------------
Gross Income                                  563          1,094          7,926

Operating Costs
---------------
Administrative Expenses	                        -            183          3,935
Professional fees                           2,000          5,000         17,345
                                      ------------------------------------------
Total Operating Costs                       2,000          5,183         21,280
                                      ------------------------------------------
Net Income (Loss)                     $    (1,437)    $   (4,089)   $   (13,354)
                                      ==========================================

Basic earnings per share              $      0.00     $     0.00
                                      ==========================

Weighted average number of
common shares outstanding               2,000,000      2,000,000
                                      ==========================











               See Accompanying Notes to Financial Statements

                            Sockeye Seafood Group Inc.
                          (A Development Stage Company)
                             Statements of Cash Flows



                                                                                  May 21, 2003
                                                  Three Months    Three Months    (inception)
                                                      Ended          Ended          through
                                                    March 31,       March 31,      March 31,
                                                      2006            2005            2006
                                                   ------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
  Net income (loss)                                $   (1,437)      $  (4,089)    $  (13,354)

  Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable              -          (3,977)       (26,915)
    (Increase) decrease in inventory                        -            (485)             -
    (Increase) decrease in accounts payable                 -              -              89
                                                   ------------------------------------------
Net cash provided by (used in) operating
activities                                             (1,437)         (8,551)       (40,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Net cash provided by (used in) investing
activities                                                  -               -              -
                                                   ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Proceeds from common stock                                  -               -         45,000
Proceeds from loan payable                              2,000               -          5,900
                                                   ------------------------------------------
Net cash provided by (used in) financing
activities                                              2,000               -         50,900
                                                   ------------------------------------------

Net increase (decrease) in cash                           563          (8,551)        10,720

Cash at beginnning of period                           10,157           8,869              -
                                                   ------------------------------------------
Cash at end of period                              $   10,720             318         10,720
                                                   ==========================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
Cash paid during year for:

  Interest                                                  -               -
                                                   ===========================
  Income Taxes                                              -               -
                                                   ===========================

             See accompanying notes to financial statements.

                     Sockeye Seafood Group Inc.
                   (A Development Stage Company)
                   Notes to Financial Statements
                          March 31, 2006

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Sockeye Seafood Group Inc. ("the Company") was incorporated under the laws of the State of Nevada on May 21, 2003. The Company was formed to engage in the business of procuring and marketing seafood products direct from Pacific Northwest First Nations organizations to North American and International wholesalers, distributors, and retailers. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 2,000,000 shares issued and outstanding as of March 31, 2006.

The Company operations have been limited to general administrative operations, purchasing a limited amount of sample inventory, minimal sales, establishing its website and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

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

                     Sockeye Seafood Group Inc.
                   (A Development Stage Company)
                   Notes to Financial Statements
                          March 31, 2006

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


NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 21, 2003 (inception) to March 31, 2006 and generated a net loss of $13,354. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $10,720 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.


NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

                     Sockeye Seafood Group Inc.
                   (A Development Stage Company)
                   Notes to Financial Statements
                          March 31, 2006


NOTE 5.   RELATED PARTY TRANSACTIONS

At of March 31, 2006, a loan payable in the amount of $5,900 was due David Knapfel (a related party). As of March 31, 2006, the Company had not established any specific repayment terms and is a non-interest bearing loan.


NOTE 6.  INCOME TAXES

                                           As of March 31, 2006
	                                   --------------------
Deferred tax assets:
Net operating tax carryforwards	              $     2,003
Other	                                             -0-
                                              -----------
Gross deferred tax assets                           2,003
Valuation allowance	                           (2,003)
                                              -----------
Net deferred tax assets	                      $      -0-
                                              ===========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  NET OPERATING LOSSES

As of March 31, 2006, the Company has a net operating loss carryforwards of approximately $13,354. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

                     Sockeye Seafood Group Inc.
                   (A Development Stage Company)
                   Notes to Financial Statements
                          March 31, 2006

NOTE 8.  STOCK TRANSACTIONS (Continued)

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

As of March 31, 2006 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2006:

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

Plan of Operation
-----------------
During the next 12 months we intend to expand our distribution efforts to the Chinese and Japanese markets. We primarily intend to offer
Hake and Geoduck Clams in the Chinese markets after obtaining solid and reliable sellers. We intend to include Sockeye Salmon, Albacore Tuna, Black Cod and Salmon Roe in the Japanese markets. We intend to start actively pursuing this venture after obtaining solid commitments from fisherman from third party companies.

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

Results of Operations
---------------------
Three Months Ended March 31, 2006 compared to Three Months Ended
March 31, 2005
----------------------------------------------------------------------
Revenues for the three months ended March 31, 2006 were $3,822, less cost of goods sold in the amount of $3,259, for gross income of $563, as compared to revenues of $3,977, less cost of goods sold in the amount of $2,883, for gross income of $1,094 for the three months ended March 31, 2005.

Total operating expenses for the three months ended March 31, 2006 were $2,000, all of which were professional fees incurred in connection with the preparation and filing of our quarterly and annual reports, as compared to total operating expenses of $5,183 for the three months ended March 31, 2005, which consisted of $183 in general and administrative expense and $5,000 in professional fees incurred in connection with the preparation and filing of our periodic reports with the U.S. Securities and Exchange commission.

Net loss for the three months ended March 31, 2006 was $1,427 or $0.00 (nil) per share, as compared to a net loss of $4,089 or $0.00 (nil) per share for the three months ended March 31, 2005. We have incurred total net losses of $13,354 for the period from inception on May 21, 2003 to March 31, 2006.

Liquidity and Capital Resources
-------------------------------
At March 31, 2006, our sources of liquidity were $10,720 in cash in the bank and outstanding accounts receivable for good sold and collectible in the aount of $26,915.

Cash flows from financing activities for the three month period ended March 31, 2006 consisted of $2,000 in proceeds from a loan payable.

There were no cash flows from investing activities for the three month period ended March 31, 2006.

Our total stockholders' equity was $31,646 at March 31, 2006.

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


                     PART II - OTHER INFORMATION
                     ---------------------------

ITEM 1A. RISK FACTORS
---------------------
In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Item 6 - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

B) One report on Form 8-K was filed during the three month period ended March 31, 2006 to report our change in accounting firms. The Form 8-K, filed on January 24, 2006, can be found in its entirety on the SEC website under our File Number 0-51197.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOCKEYE SEAFOOD GROUP INC.,
Registrant


/s/ Sheldon Goldberg                       Date: May 11, 2006
--------------------------------
By: Sheldon Goldberg, President,
    Chief Executive Officer and
    Director



/s/ David F. Knapfel                       Date: May 11, 2006
---------------------------------
By: David F. Knapfel, Treasurer,
    Chief Financial Officer,
    Treasurer and Principal
    Accounting Officer, Secretary
    and Director