Form 10QSB
period 2006-06-30
Sockeye Seafood Group Inc
filed 2006-08-14
CIK 1301557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___to___

Commission File Number: 0-51197

SOCKEYE SEAFOOD GROUP INC.
(Name of Small Business Issuer In Its Charter)

Nevada 98-0400208
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
     (Address of principal executive offices)                     (Registrant's telephone number,
                                                                                           including area code)

    None
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

We had a total of 2,000,000 shares of common stock, par value $.001, issued and outstanding at June 30, 2006.

Transitional Small Business Disclosure Format: Yes No X

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

Item 1A. Risk Factors…………….………………11

Item 6. Exhibits....................................................... 11

Signatures............................................................... 11

Note Regarding Forward-Looking Statements

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

SOCKEYE SEAFOOD GROUP, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	As of	As of
	June 30,	December 31,
	2006	2005

Current Assets
Cash	$10,635	$10,157
Accounts receivable	26,915	26,915

Total Current Assets	37,550	37,072

TOTAL ASSETS	$37,550	$37,072

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$89	$89
Loan payable	5,900	3,900

Total Current Liabilities	5,989	3,989

TOTAL LIABILITIES	5,989	3,989

Stockholders' Equity

Common stock, ($0.001 par value, 25,000,000 shares
authorized; 2,000,000 shares issued and outstanding
as of June 30, 2006 and December 31, 2005)	2,000	2,000
Additional paid-in capital	43,000	43,000
Deficit accumulated during exploration stage	(13,439)	(11,917)

Total Stockholders' Equity	31,561	33,083

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$37,550	$37,072

The accompanying notes are an integral part of these financial statements.

SOCKEYE SEAFOOD GROUP, INC.
(A Development Stage Company)
Statements of Operations
					May 21, 2003
	Six Months	Six Months	Three Months	Three Months	(inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006

Revenues
Revenues	$3,822	$7,577	$-	$3,600	$68,434
Costs of goods	(3,259)	(5,685)	-	(2,801)	(60,508)

Gross Income	563	1,892	-	799	7,926

Operating Costs
Administrative Expenses	85	528	85	345	4,020
Professional fees	2,000	6,500	-	1,500	17,345

Total Operating Costs	2,085	7,028	85	1,845	21,365

Net Income (Loss)	$(1,523)	$(5,136)	$(85)	$(1,046)	$(13,439)

Basic earnings per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of
common shares outstanding	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of these financial statements.

SOCKEYE SEAFOOD GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
					May 21, 2005
	Six Months	Six Months	Three Months	Three Months	(inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,523)	$(5,136)	$(85)	$(1,046)	$(13,439)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	(5,577)	-	(1,600)	(26,915)
(Increase) decrease in deposits	-	250	-	250	-
(Increase) decrease in inventory	-	2,316	-	2,801	-
Increase (decrease) in accounts payable	-	(167)	-	(167)	89

Net cash provided by (used in) operating activities	(1,523)	(8,313)	(85)	238	(40,265)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	-	-	-	-	45,000
Proceeds from loan payable	2,000	-	-	-	5,900

Net cash provided by (used in) financing activities	2,000	-	-	-	50,900

Net increase (decrease) in cash	477	(8,313)	(85)	238	10,635

Cash at beginning of period	10,158	8,869	10,720	318	-

Cash at end of period	$10,635	$556	$10,635	$556	$10,635

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for :
Interest	$-	$-	$-	$-

Income Taxes	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SOCKEYE SEAFOOD GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Sockeye Seafood Group Inc. ("the Company") was incorporated under the laws of the State of Nevada on May 21, 2003. The Company was formed to engage in the business of procuring and marketing seafood products direct from Pacific Northwest First Nations organizations to North American and International wholesalers, distributors, and retailers. The company has a total of 25,000,000 authorized shares with a par value of $.001 per share and with 2,000,000 shares issued and outstanding as of June 30, 2006.

The Company operations have been limited to general administrative operations, purchasing a limited amount of sample inventory, minimal sales, establishing its website and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

b. Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 21, 2005 (inception).

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
June 30, 2006

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 21, 2003 (inception) to June 30, 2006 and generated a net loss of $13,440. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $10,635 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

SOCKEYE SEAFOOD GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006

NOTE 5. RELATED PARTY TRANSACTIONS

At of June 30, 2006, a loan payable in the amount of $5,900 was due David Knapfel (a related party). As of June 30, 2006, the Company had not established any specific repayment terms and is a non-interest bearing loan.

NOTE 6. INCOME TAXES

As of June 30, 2006

Deferred tax assets:
Net operating tax carryforwards	$ 2,016
Other	-0-
Gross deferred tax assets	2,016
Valuation allowance	(2,016)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of June 30, 2006, the Company has a net operating loss carryforwards of approximately $13,440. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

In May 2003, the company issued a total of 1,000,000 shares of $0.001 par value common stock as founder's shares to Sheldon Goldberg and David Knapfel, both of whom are officers and directors of our company. Each of these individuals received 500,000 shares. The shares were issued in exchange for cash in the aggregate amount of $5,000.

SOCKEYE SEAFOOD GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006

OTE 8. STOCK TRANSACTIONS (Continued)

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

As of June 30, 2006 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2006:

•	Common stock, $ 0.001 par value: 25,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Form 10K-SB annual report, which can be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 0-51197.

Plan of Operation

As of June 30, 2006, the Company has $10,635 cash on hand and current liabilities of $5,989, such liabilities consisting of loans from related parties.

The Company feels it will not be able to satisfy its cash requirements over the next twelve months and shall be required to seek additional financing.

At this time, the Company plans to fund its financial needs through operating revenues (which cannot be assured) and, if required, through equity private placements of common stock. (No plan of terms, offers or candidates have yet been established and there can be no assurance that the company will be able to raise funds on terms favorable to the Company or at all.)

Over the next 12 months, the Company anticipates continuing its efforts to penetrate the Chinese and Japanese markets by utilizing Mr. Goldberg’s contacts, providing the Company has sufficient capital.

Results of Operations

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

We have no revenues for the three months ended June 30, 2006, as compared to gross revenues of $3,600, less cost of goods sold in the amount of $2,801, for a net income of $799 for the three months ended June 30, 2005.

Total operating expenses for the three months ended June 30, 2006 were $85, as compared to total operating expenses of $1,845 for the three months ended June 30, 2005, which consisted of $345 in general and administrative expense and $1,500 in professional fees incurred in connection with the preparation and filing of our periodic reports with the U.S. Securities and Exchange commission.

Net loss for the three months ended June 30, 2006 was $85, or $0.00 (nil) per share, as compared to a net loss of $1,046 or $0.00 (nil) per share, for the three months ended June 30, 2005. We have incurred total net losses of $13,439 for the period from inception on May 21, 2003 to June 30, 2006.

Liquidity and Capital Resources

At June 30, 2006, our sources of liquidity were $10,635 in cash in the bank and outstanding accounts receivable for good sold and collectible in the amount of $26,915.

There were no cash flows from investing or financing activities for the three month period ended June 30, 2006.

Our total stockholders' equity was $31,561 at June 30, 2006.

We do not feel that current cash on hand will be sufficient to satisfy our cash requirements and, if we are unable to develop and implement a profitable business plan, we will be required to seek additional avenues to obtain the necessary funds. We have no agreements with anyone to provide future capital for the Company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in "Item 6 - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. These risks have not materially changed and are, therefore, not restated or included herein. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
31.1   Sec. 302 Certification of Chief Executive Officer
31.2   Sec. 302 Certification of Principal Accounting Officer
32.1   Sec. 906 Certification of Chief Executive Officer
32.2   Sec. 906 Certification of Principal Accounting Officer


B) One report on Form 8-K was filed subsequent to the period ended June 30, 2006 to report our change in accounting firms. The Form 8-K, filed on August 11, 2006, can be found in its entirety on the SEC website under our File Number
0-51197.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAFOOD GROUP INC., Registrant

/s/ Sheldon Goldberg                                                   Date: August 11, 2006
By: Sheldon Goldberg, President, Chief Executive Officer and Director

/s/ David F. Knapfel                                                    Date: August 11, 2006
By: David F. Knapfel, Treasurer, Chief Financial Officer, Treasurer and Principal
Accounting Officer, Secretary and Director