Form 10QSB
period 2006-09-30
Sockeye Seafood Group Inc
filed 2006-11-08
CIK 1301557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006

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

We had a total of 2,000,000 shares of common stock, par value $.001, issued and outstanding at September 30, 2006.

Transitional Small Business Disclosure Format: Yes No X

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

Item 1A. Risk Factors…………….………………11

Item 6. Exhibits..................................................... 11

Signatures............................................................... 11

Note Regarding Forward-Looking Statements

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

SOCKEYE SEAFOOD GROUP, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	(Unaudited)	(Audited)
	As of Sept. 30,	As of December 31,
	2006	2005

Current Assets
Cash	$8,596	$10,157
Accounts receivable	26,915	26,915

Total Current Assets	35,511	37,072

TOTAL ASSETS	$35,511	$37,072

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$89
Loan payable	5,900	3,900

Total Current Liabilities	5,900	3,989

TOTAL LIABILITIES	5,900	3,989

Stockholders' Equity

Common stock, ($0.001 par value, 25,000,000 shares
authorized; 2,000,000 shares issued and outstanding
as of September 30, 2006 and December 31, 2005)	2,000	2,000
Additional paid-in capital	43,000	43,000
Deficit accumulated during exploration stage	(15,389)	(11,917)

Total Stockholders' Equity	29,611	33,083

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$35,511	$37,072

See Note to Financial Statements

SOCKEYE SEAFOOD GROUP, INC.
(A Development Stage Company)
Statements of Operations
					May 21, 2003
	Nine Months	Nine Months	Three Months	Three Months	(inception)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006

Revenues
Revenues	$3,822	$7,577	$-	$-	$68,434
Costs of goods	(3,259)	(5,684)	-	-	(60,508)

Gross Income	563	1,893	-	-	7,926

Operating Costs
Administrative Fees	140	763	55	235	4,075
Professional fees	4,200	6,500	2,200	-	19,545

Total Operating Costs	(4,340)	(7,263)	(2,255)	(235)	(23,620)
Operating income (loss)	(3,778)	(5,370)	(2,255)	(235)	(15,694)
Other Income (expense)	305	-	305	-	305
Net Income (Loss)	$(3,473)	$(5,370)	$(1,950)	$(235)	$(15,389)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See Notes to Financial Statements

SOCKEYE SEAFOOD GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
					May 21, 2005
	Nine Months	Nine Months	Three Months	Three Months	(inception)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(3,473)	$(5,370)	$(1,950)	$(235)	$(15,389)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	(5,577)	-	-	(26,915)
(Increase) decrease in deposits	-	250	-	-	-
(Increase) decrease in inventory	-	2,316	-	-	-
Increase (decrease) in accounts payable	(89)	(167)	(89)	-	-

Net cash provided by (used in) operating activities	(3,562)	(8,548)	(2,039)	(235)	(42,304)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock	-	-	-	-	45,000
Proceeds from loan payable	2,000	-	-	-	5,900

Net cash provided by (used in) financing activities	2,000	-	-	-	50,900

Net increase (decrease) in cash	(1,562)	(8,548)	(2,039)	(235)	8,596

Cash at beginning of period	10,158	8,869	10,635	556	-

Cash at end of period	$8,596	$321	$8,596	$321	$8,596

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for :
Interest	$-	$-	$-	$-

Income Taxes	$-	$-	$-	$-

See Notes to Financial Statements

SOCKEYE SEAFOOD GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Sockeye Seafood Group Inc. ("the Company") was incorporated under the laws of the State of Nevada on May 21, 2003. The Company was formed to engage in the business of procuring and marketing seafood products direct from Pacific Northwest First Nations organizations to North American and International wholesalers, distributors, and retailers. The company has a total of 25,000,000 authorized shares with a par value of $0.001 per share and with 2,000,000 shares issued and outstanding as of September 30, 2006.

The Company operations have been limited to general administrative operations, purchasing a limited amount of sample inventory, minimal sales and establishing its website. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective May 21, 2003 (inception).

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
September 30, 2006

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

NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “… under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges…” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

SOCKEYE SEAFOOD GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS:

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment (“SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions (“SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SOCKEYE SEAFOOD GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from May 21, 2003 (inception) to September 30, 2006 and generated a net loss of $15,389. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $8,596 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

The Company may seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5. RELATED PARTY TRANSACTIONS

At of September 30, 2006, a loan payable in the amount of $5,900 was due David Knapfel (a related party). As of September 30, 2006, the Company had not established any specific repayment terms and is a non-interest bearing loan.

NOTE 6. INCOME TAXES

As of September 30, 2006

Deferred tax assets:
Net operating tax carryforwards	$ 2,308
Other	-0-
Gross deferred tax assets	2,308
Valuation allowance	(2,308)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

SOCKEYE SEAFOOD GROUP, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006

NOTE 7. NET OPERATING LOSSES

As of September 30, 2006, the Company has a net operating loss carryforwards of approximately $15,389. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus, issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

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

As of September 30, 2006 the Company has 2,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2006:

•	Common stock, $ 0.001 par value: 25,000,000 shares authorized; 2,000,000 shares issued and outstanding.

NOTE 10. SUBSEQUENT EVENTS

There have been no subsequent events after September 30, 2006, which are material to operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Form 10K-SB annual report for the year ended December 31, 2005, which can be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 0-51197.

Overview

We were incorporated in the State of Nevada on May 21, 2003. We provide brokerage and consulting services in connection with the purchase and sale of seafood products between Native American tribes located in the Pacific Northwest area of Canada and regional and international wholesalers, distributors, and retailers. Such seafood products include frozen salmon, frozen groundfish (fish that dwell at or near the bottom the ocean), fresh shellfish, and miscellaneous seafood products. Our brokerage and consulting services include assisting on-site, ensuring the seller has an accredited Canadian Department of Fisheries Buying Station or Plant License, pre-arranging the sale of a catch, arranging escrow services, if required, coordinating equipment and ice for packing and delivery, as well as planning and arranging for truck delivery, when required. We provide such services to either buyers or sellers. We earn revenue by charging our clients a commission equal to a percentage of the sales price of each transaction, which usually ranges from 5% to 7%. We have developed and are currently managing a website at http://www.sockeyeseafood.com, on which we inform the public regarding our services, proposed products, quality, quantity and pricing, and provide up-to-the-minute harvest information directly from returning fishing boats.

We are a development stage company. Since our inception, our operations have been limited to general administrative operations, purchasing a limited amount of sample inventory, minimal sales and establishing our website.

Plan of Operation

As of September 30, 2006, the Company has $8,596 in cash on hand and current liabilities of $5,900, all consisting of loans payable to related parties. In addition, the Company had $26,915 in outstanding accounts receivable.

The Company feels it will not be able to satisfy its cash requirements over the next twelve months from its current cash on hand and accounts receivable and will likely be required to seek additional financing.

At this time, the Company plans to fund its financial needs through operating revenues (which cannot be assured) and, if required, through equity private placements of its common stock. The Company currently has no plans, offers or candidates for any such stock sales/offerings and there can be no assurance that the Company will be able to raise funds on terms favorable to the Company, or at all, when needed for operations.

Over the next 12 months, the Company anticipates continuing its efforts to penetrate the Chinese and Japanese markets by utilizing Mr. Goldberg’s contacts, providing the Company has sufficient capital.

Results of Operations

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

We had no revenues for the three months ended September 30, 2006 or 2005. For the period from inception on May 21, 2003 to the nine months ended September 30, 2006, we have had total revenues of $68,434, less cost of goods sold in the amount of $60,508, for total revenues of $7,926 since inception.

Total operating costs for the three months ended September 30, 2006 were $4,340, as compared to total operating costs of $7,263 for the three months ended September 30, 2005, both mainly attributed to professional fees incurred in connection with the preparation and filing of our periodic reports with the U.S. Securities and Exchange commission.

Net loss for the three months ended September 30, 2006 was $3,473, or $0.00 (nil) per share, as compared to a net loss of $5,370 or $0.00 (nil) per share, for the three months ended September 30, 2005. We have incurred total net losses of $15,389 for the period from inception on May 21, 2003 to September 30, 2006.

Liquidity and Capital Resources

At September 30, 2006, our sources of liquidity were $8,596 in cash in the bank and outstanding accounts receivable for good sold and collectible in the amount of $26,915.

There were no cash flows from investing or financing activities for the three month period ended September 30, 2006.

Total stockholders' equity was $29,611 at September 30, 2006.

The Company does not feel that current cash on hand will be sufficient to satisfy cash requirements and, if it Is unable to develop and implement a profitable business plan, the Company will be required to seek additional avenues to obtain funds necessary to sustain operations. The Company’s auditors have expressed the opinion that in its current state, there is substantial doubt about its ability to continue as a going concern.

In the next 12 months, The Company does not intend to spend any substantial funds on research and development and does not intend to purchase any major equipment.

The Company does not intend to hire any new employees during the ensuing year, unless business operations expand sufficiently to warrant additional staff.

There are no warrants or options outstanding to acquire any additional shares of common stock.

The Company does not anticipate any material commitments for capital expenditures in the near term. The Company is not aware of any trend in its industry or capital resources which may have a negative impact on future income or revenues.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or contractual or commercial commitments.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in "Item 6 - Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. These risks have not materially changed and are, therefore, included herein. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
31.1   Sec. 302 Certification of Chief Executive Officer
31.2   Sec. 302 Certification of Principal Accounting Officer
32.1   Sec. 906 Certification of Chief Executive Officer
32.2   Sec. 906 Certification of Principal Accounting Officer

B) One report on Form 8-K was filed during the period ended September 30, 2006 to report our change in accounting firms and was amended subsequent to the period. The Form 8-K and amended 8-K/A can be found in their entirety on the SEC website under our SEC File Number 0-51197.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEAFOOD GROUP INC., Registrant

/s/ Sheldon Goldberg           Date: November 8, 2006

By: Sheldon Goldberg, President, Chief Executive Officer and Director

/s/ David F. Knapfel           Date: November 8, 2006

By: David F. Knapfel, Treasurer, Chief Financial Officer, Treasurer and Principal
Accounting Officer, Secretary and Director