Form 10KSB
period 2006-12-31
Stargold Mines, Inc.
filed 2007-04-02
CIK 1301557

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              STARGOLD MINES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      For the Year Ended December 31, 2006

         Nevada                     0-51197                  98-0400208
--------------------------------------------------------------------------------
     (State or other       (Commission File Number)        (IRS Employer
     jurisdiction of                                       Identification No)
     incorporation)

                               1840 Gateway Drive
                                    Suite 200
                           San Mateo, California 94404
                           ---------------------------
                    (Address of principal executive offices)

                                 (650) 378-1214
              (Registrant's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.0001 per share
                                (Title of Class)

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [ ]

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [x] No [ ]

      The issuer's revenues for its most recent fiscal year were $4,127.

      Based on the closing sales price of the Common Stock on March 30, 2007, the aggregate market value of the voting stock of registrant held by non-affiliates was $188,600,000

      As of March 30, 2007, the Registrant had outstanding 81,000,000 shares of common stock issued and outstanding.

      Documents Incorporated By Reference: None

      Transitional Small Business Issuer Disclosure Format (check one):
Yes [ ] No [X].

                               TABLE OF CONTENTS

                                                                            Page

Cautionary Statement for Forward Looking Information

PART I

Item 1.  Description of Business                                               4

Item 2.  Description of Property                                               8

Item 3.  Legal Proceedings                                                     9

Item 4.  Submission of Matters to a Vote of Security Holders                   9

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters 9

Item 6.  Management's Discussion and Analysis or Plan of Operation            13

Item 7.  Financial Statements                                                 15

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 15

Item 8A. Controls and Procedures                                              17

Item 8B. Other Information                                                    17

PART III

Item 9.  Directors, Executive Officers, Promoter and Control Persons;
         Compliance with Section 16(a)of the Exchange Act                     17

Item 10. Executive Compensation 19

Item 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          20

Item 12. Certain Relationships and Related Transactions; Director
         Independence                                                         21

Item 13. Exhibits 21 Item 14. Principal Accountant Fees and Services          22

SIGNATURES

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our ability to consummate the contemplated transaction with Univercompany described herein, our ability to manage the operations of such company in Russia if we close the transaction, future actions or events, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings and objectives of management. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by us. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on our management's current expectations, beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

                                     PART I

ITEM 1. Description of Business:

As used in this Annual Report, references to the "Company," "we," "our" or "us" refers to Stargold Mines, Inc.

Our Corporate History

We were incorporated under the laws of the State of Nevada on May 21, 2003 under the name Sockeye Seafood Group, Inc. On November 13, 2006, we entered into a Plan and Agreement of Merger with our wholly-owned subsidiary, Stargold Mines, Inc., a Nevada corporation (the "Subsidiary"). The Subsidiary had no assets or liabilities and no previous operating history; it was formed by us on November 8, 2006 for the sole purpose of entering into the merger.

The merger was consummated on November 23, 2006. On that date, we filed with the Secretary of State of Nevada Articles of Merger, pursuant to which the Subsidiary merged with and into us in accordance with the Plan of Merger. Pursuant to the Articles of Merger, we also changed our name from "Sockeye Seafood Group, Inc." to "Stargold Mines, Inc."

Simultaneously with its merger with Stargold Mines, Inc., we filed with the Secretary of State of Nevada a Certificate of Change, effective as of November 23, 2006, pursuant to which we implemented a one for forty (1:40) forward stock split and increased our authorized shares of common stock on a corresponding basis. The number of shares of common stock issued and outstanding prior to the forward split was 2,000,000 shares. After the forward split, the number of shares of common stock issued and outstanding was 81,000,000 shares. The Certificate of Change also increased the number of authorized shares of common stock on a one for forty (1:40) basis, from 25,000,000 shares, par value $0.001, to 1,000,000,000 shares, par value $0.0001.

Since inception, we have had an insignificant amount of revenues. Our operations have been limited to general administrative operations. We are considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Our Business

Currently, we have no assets, operations, business or contractual arrangements other than the execution of a Stock Purchase Agreement entered into on November 30, 2006. Pursuant to this with UniverCompany Limited Liability Company, a Russian limited liability society ("UniverCompany"), and the former shareholders of UniverCompany (the "UniverCompany Shareholders"), we agreed to purchase from the UniverCompany Shareholders 100% of the issued and outstanding shares of common stock of UniverCompany in exchange for shares of the Registrant's common stock. Although the agreement with the UniverCompany Shareholders provides that the consideration for their shares will be the issuance by us of 41,000,000 shares, it is contemplated that we will issue 15,000,000 shares for the UniverCompany shares. It has been represented to us that UniverCompany owns a license to the "Karalon" gold deposit, which includes both precious metals and scarce resources such as cooper, lead and tin.

                                       4<

In December 2006 we received $1,000,000 gross proceeds from the sale of 1,000,000 units to Hampton Park Capital LLC. Each unit consisted of one share of common stock and one share purchase warrant, exercisable for one share of common stock at an exercise price of US$2.50 for two years from the date of issuance. The $1,000,000 raised by us was lent to UniverCompany on an unsecured basis, with no specific terms for repayment.

The consummation of the acquisition of UniverCompany is subject to certain conditions. We cannot assure you that those conditions will be satisfied or waived by us.


Employees

As of March30, 2007, we had no full time employees. We presently have no employees apart from our management. Our sole officer is engaged in outside business activities and anticipates that he will devote to our business very limited time. We expect no significant changes in the number of our employees other than such changes, if any, incident to our proposed acquisition of UniverCompany.


                                  RISK FACTORS

An investment in our common stock involves a high degree of risk. An investor should carefully consider the following factors and other information in this prospectus before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, an investor could lose all or part of such investor's investment in our Company.

                      Risk Factors Relating to Our Company

1. We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with being a public company. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

2. We may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

We incurred a net loss of $50,726 for the year ended December 31, 2006. In addition, we had cash on hand of approximately $7,800. These factors raise substantial doubt about the Company's ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we will close the acquisition of UniverCompany and generate sufficient amount or revenues or identify another suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

3. We may not be able to consummate the acquisition of UniverCompany.

There can be no assurance that we will be able to consummate the proposed acquisition of UniverCompany. In addition to completing the due diligence on UniverCompany to our satisfaction, there is no assurance that they will be able to deliver to us consents from third parties which might be necessary to effectuate the change in control, audited financial statements and the other requisite information necessary in order for us to file a Current Report on Form 8-K and satisfy other closing conditions. If we do not acquire UniverCompany, we will have to commence our search for another acquisition candidate.

4. We have no agreement with UniverCompany with respect to the repayment of the $1, 000,000 we lent them.

In December 2006 we lent UniverCompany $1,000,000, the amount we raised by the sale of units to Hampton Park Capital LLC. The loan is currently non-interest bearing, unsecured by any collateral and has no specific maturity date. Since there are no specific repayment terms and the borrower is located in Russia, such loan may never be repaid to us. However, it is contemplated that when we consummate the transaction with UniverCompany the loan will either be repaid or converted to an equity contribution.

5. Our potential acquisition of UniverCompany, a Russian company, may subject us to additional risks.

If we are successful in consummating the proposed acquisition of UniverCompany, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, environmental issues, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

6. If we consummate the transaction, the sellers of UniverCompany will own a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

If we are successful in consummating the proposed acquisition of UniverCompany, the six current shareholders of UniverCompany will be issued 15,000,000 shares of our common stock, or 15.79%. As a result, these persons will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our board of directors; (b) removal of any of our directors; (c) amendment of our Articles of Incorporation or bylaws; and (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us. As a result of their ownership and positions, these six persons could be able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

                       Risks Relating To Our Common Shares

7. We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 1,000,000,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

8. Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

ITEM 2. Description of Property

The address of our principal executive office is 1840 Gateway Drive,Suite 200, San Mateo, California 24404. Our telephone number is (650) 378-1214. We lease these premises on a month to month basis at a cost of $190 per month.

ITEM 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse us. Our property is not the subject of any pending legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

There was no matter submitted to a vote of security holders during the fiscal quarter ended December 31, 2006.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market Information. Our common stock has been quoted on the OTC Bulletin Board under the symbol "SGDM.OB" since approximately November_2006. The following table sets forth the range of quarterly high and sales prices of the common stock as reported on Yahoo Finance for the periods indicated. Our common stock was forward split 1:40 on November 23, 2006. The prices for our common stock reflect the forward split.



-------------------------------------------------------------------------
                           Price Information*
-------------------------------------------------------------------------

 Financial Quarter Ended   High                  Low
 -----------------------   ----                  ---

March 31, 2005             NA                    NA
-------------------------------------------------------------------------
June 30, 2005              NA                    NA
-------------------------------------------------------------------------
September 30, 2005         NA                    NA
-------------------------------------------------------------------------
December 31, 2005          NA                    NA
-------------------------------------------------------------------------

-------------------------------------------------------------------------
March 31, 2006             NA                    NA
-------------------------------------------------------------------------
June 30, 2006              NA                    NA
-------------------------------------------------------------------------
September 30, 2006         NA                    NA
-------------------------------------------------------------------------
December 31, 2006          $3.90                 $3.80
-------------------------------------------------------------------------

* The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Record Holders. As of March 30, 2007, we had approximately 26 shareholders of record holding a total of 81,000,000 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends. We have not declared any dividends since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Transfer Agent. The transfer agent of our common stock is Holladay Stock Transfer, 2929 N. 67th Place, Scottsdale, Arizona, 480-481-3940.

Purchases of Our Equity Securities. Neither we nor any of our affiliates purchased any equity securities from our stockholders during our fiscal quarter ended December 31, 2006.

Equity Compensation Plans. We do not have any equity compensation plans.

Unregistered Sales of Equity Securities. We did not issue any stock during the year ended December 31, 2006, other than the issuance on December 1, 2006 of 1,000,000 shares of its common stock to Hampton Park Capital LLC. The foregoing shares were issued pursuant to a Subscription Agreement, dated December 1, 2006, pursuant to which Hampton Park Capital LLC purchased 1,000,000 units, each unit consisting of one share of common stock and one share purchase warrant, exercisable for one share of common stock at an exercise price of US$2.50. The purchase price of each unit was $1.00, amounting in the aggregate to $1,000,000 for all 1,000,000 units sold. Such shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

Pursuant to such Subscription Agreement, we agreed that, within six months from the date that we raise aggregate gross proceeds of $10,000,000 from its sale of units, we shall prepare and file with the Securities and Exchange Commission a registration statement relating to the re-sale of the shares and the shares underlying the warrants under the Securities Act of 1933. If the registration statement is not filed by the seventh month after such date, then we are obligated to pay Hampton Capital Park LLC an amount equal to 1% of the purchase price of the units for each month after the Closing that the Registration Statement is not filed with the Securities and Exchange Commission.

Description of Securities. Our Articles of Incorporation authorizes the issuance of 1,000,000,000 shares of common stock, of which 81,000,000 shares are issued and outstanding. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor. In the event of a liquidation, dissolution or winding up of our company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable.

Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion or redemption rights or sinking fund provisions with respect to our common stock.

Indemnification of Directors and Officers. Nevada corporation law provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

Nevada corporation law also provides that to the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense

Article X of our Articles of Incorporation provides that:

1. We may indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation), by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement, actually and reasonably incurred by him in connection with the action, suit or proceeding, if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding, by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, does not of itself create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and that, with respect to any criminal action or proceeding, he had reasonable cause to believe that his conduct was unlawful.

2. We may indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending or completed action or suit by or in the right of the corporation, to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit, if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals there from, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case the person is fairly reasonably entitled to indemnity for such expenses as the court deems proper.

To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter therein, he must be indemnified by the corporation against expenses, including attorney's fees, actually and reasonably incurred by him in connection with the defense.

Any indemnification, unless ordered by a court or advanced as provided below, must be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances. The determination must be made:

-By the stockholders;

-By the board of directors by majority vote of a quorum consisting of directors who were not parties to the act, suit or proceeding;

If a majority vote of a quorum consisting of directors who were not parties to the act, suit or proceeding so orders, by independent legal counsel in a written opinion; or

If a quorum consisting of directors who were not parties to the act, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion.

Expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the corporation as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by the corporation. The provisions of this subsection do not affect any rights to advancement of expenses to which corporate personnel other than directors or officers may be entitled under any contract or otherwise by law.

The indemnification and advancement of expenses authorized in or ordered by a court pursuant to this section:

-Does not exclude any other rights to which a person seeking indemnification or advancement of expenses may be entitled under the certificate or articles of incorporation or any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, for either an action in his official capacity or an action in another capacity while holding his office, except that indemnification, unless ordered by a court pursuant to subsection (b) or for the advancement of expenses made pursuant to subsection (e) may not be made to or on behalf of any director or officer if a final adjudication establishes that his acts or omissions involved intentional misconduct, fraud or a knowing violation of the law and was material to the cause of action.

-Continues for a person who has ceased to be a director, officer, employee or agent and inures to the benefit of the heirs, executors and administrators of such a person.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and control persons pursuant to the foregoing provisions or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, and is, therefore, unenforceable

In addition, Article IX of our Articles of Incorporation limits the personal liability of our directors and officers to us or our shareholders for damages for breach of fiduciary duty to acts or omissions which involve intentional misconduct, fraud or a knowing violation of law.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-KSB. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Factors that May Affect Future Results" and elsewhere in this report and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to successfully consummate the proposed acquisition of UniverCompany. If we are not successful, we will then have to seek, investigate and, if such investigation warrants, engage in a business combination with another private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to the proposed acquisition of UniverCompany and the filing of Exchange Act reports. We believe we will be able to meet these costs through funds to be loaned by or invested in us by our stockholder, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

As of December 31, 2006, we had $7,879 in cash. We incurred a net loss of $50,726 for the period ending December 31, 2006.

Off-Balance Sheet Arrangements

None.

Going Concern

We had limited operations during the period from May 21, 2003 (inception) to December 31, 2006 and generated a net loss of $50,726. This condition raises substantial doubt about our ability to continue as a going concern. Because we are currently in the development stage and have minimal expenses, management believes that our cash of $7,879 is not sufficient to cover the expenses we will incur during the next twelve months.

We will have to seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance we will be successful in accomplishing our objectives.

New Accounting Pronouncements

In March 2006, Financial Accounting Standards Board ("FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No.140", In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) amortization method or (2) fair value measurement method. SFAS No. 156 is effective fiscal years that begin after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position and results of operations.

In July 2006 FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No.109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB No.108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB No. 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The application of SAB 108 did not have a material effect on the Company's financial position and results of operations.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.

The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.

SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS 157. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.

Off Balance Sheet Arrangements.

We have no off-balance sheet arrangements.

ITEM 7. Financial Statements

The Company's audited financial statements for the periods ended December 31, 2006 and 2005 are attached hereto as F-1 through F-13.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 4, 2005, our certifying accounting firm, Franklin Griffith & Associates, merged with another accounting firm and advised us of its intention to withdraw from the PCAOB and no longer perform public company audits.

Reports on our consolidated financial statements for the fiscal year ended December 31, 2004 by Franklin Griffith & Associates did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal year ended December 31, 2004 and for the subsequent interim periods, there were no disagreements with Franklin Griffith & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Franklin Griffith & Associates' satisfaction, would have caused Franklin Griffith & Associates to make reference to the subject matter in connection with its report on our consolidated financial statements for such period. During our fiscal years through December 31, 2005, none of the reportable events described in Item 304(a)(1)(iv) of Regulation S-B occurred. However, the report included a going concern emphasis.

On January 18, 2006, we engaged the services of Armando C. Ibarra, Certified Public Accountant, 317 E Street, Chula Vista CA 91910, a firm registered with the PCAOB, as our principal independent accountant and auditor to audit our financial statements.

On August 4, 2006, we dismissed ACI Armando C. Ibarra Certified Public Accountants, A Professional Corporation, as its independent auditors after being advised that the firm would no longer be performing public company audits, as they were in the process of withdrawing from registration with the PCAOB. The decision to change principal accounting firms was unanimously approved by written consent of our Board of Directors on August 4, 2006.

Since the appointment of ACI Armando C. Ibarra Certified Public Accountants on January 20, 2006 and all subsequent interim periods through the date of dismissal on August 4, 2006, ACI Armando C. Ibarra Certified Public Accountants' reports on our financial statements did not contain any adverse opinion or disclaimer of opinion, nor were they modified as to audit scope or accounting principles. The audit report from ACI Armando C. Ibarra Certified Public Accountants for the fiscal year ended December 31, 2005 was modified as to the uncertainty regarding our ability to continue as a going concern because of our status as a development stage company with limited operations. The financial statements for the year ended December 31, 2005, did not include any adjustments that might have resulted from the outcome of this uncertainty.

From the date of appointment on January 20, 2006 through the date of this report, there were no disagreements with ACI Armando C. Ibarra Certified Public Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to ACI Armando C. Ibarra Certified Public Accountants ' satisfaction, would have caused ACI Armando C. Ibarra Certified Public Accountants to make reference to the subject matter in connection with its reports and/or reviews of our consolidated financial statements during our then most recent fiscal year or any interim period.

On August 4, 2006, our Board of Directors unanimously approved by written consent the appointment of Chang G. Park, CPA, Ph.D, 6474 University Avenue, San Diego, California, a PCAOB registered firm, as its new certifying principal accounting firm to audit Registrant's financial statements.

On January 24, 2007, we dismissed Chang G. Park, CPA as our principal independent accountants, and retained SF Partnership, LLP as our principal independent accountants. The decision to change accountants was recommended and approved by our Board of Directors.

Chang G. Park, CPA was our independent registered public accounting firm from August 4, 2006 until January 24, 2007. None of Chang G. Park, CPA's reports on our financial statements during that period and until January 24, 2007, and none of the reports by the our principal independent accountants during either of the previous two fiscal years and for the period since then and until January 24, 2007, (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, which would include the uncertainty regarding the ability to continue as a going concern, or
(c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the principal independent accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during the period in which Chang G. Park, CPA served as our principal independent accountants. The financial statements audited by Chang C. Park, CPA for the year ended December 31, 2005 were modified to contain an explanatory sentence pertaining to our ability to continue as a going concern, but such financial statements did not contain any adjustment that might result from the uncertainty stated therein.

In considering the appointment of SF Partnership, LLP (the "New Accountant"), we considered the New Accountant's experience and expertise with Russian companies and operations. Not only does the New Accountant conduct audits on two companies located in Russia, but there are three Russian speaking Chartered Accountants in their Toronto office. If we are successful at completing the acquisition of UniverCompany, all of our assets, revenues and operations, as well as all of our accounting records, will be located in Russia. Accordingly, we selected a firm registered with the Public Company Accounting Oversight Board which could audit financial statements of a company with operations in Russia with the expertise to audit such records.

ITEM 8A. Controls and Procedures

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


ITEM 8B Other Information None


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our executive officers and directors are:

Name                              Age                   Position(s)
----                              ---                   -----------

Marcus Segal                      35           President, CEO,  Chief Financial
Officer and Director

Marcus Segal has been our President, CEO, Chief Financial Officer and a director since November 7, 2006. He is also Chief Financial Officer of Star Energy Corporation, an oil and gas company. He also serves as Vice President of Operations and Acting CFO for Vindicia Inc, a technology company specializing in credit card fraud prevention. Prior to joining Vindicia, Mr. Segal served as Vice President of Operations at EMusic.com, a leading Internet-based music subscription service, where he was responsible for the HR, Production, Customer Service, Royalty Administration, and Business Affairs departments of eMusic through the Company's acquisition by Vivendi/Universal's Universal Music Group in 2002. Prior to EMusic, Mr. Segal served as the Executive in Charge of Production/COO for The Documedia Group, an award-winning documentary production company based in Los Angeles. His projects included the 52-hour Sworn to Secrecy series for The History Channel and The Last Days of WWII for the A&E Network, for which he was nominated for an Emmy. Mr. Segal holds an MBA from Pepperdine University's Graziadio School of Business, was named a National Journalism Center Fellow in 1996, and received a BA in English Literature from the University of California at Santa Barbara.

All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors, or their earlier death, resignation or removal. Vacancies in the existing board are filled by a majority of the remaining directors. All officers hold office until their respective successors are elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

We do not have audit, nominating or compensation committees. Our entire Board of Directors performs the functions of audit, nominating and compensation committees. We are seeking independent board members. We have not been successful in retaining independent board members to form an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, during the year ended December 31, 2006, all of our directors, officers and greater than ten percent beneficial owners timely filed all reports required under Section 16(a). In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

ITEM 10. Executive Compensation

Our officers and directors do not receive any cash or non-cash compensation for their services. We do not have an employment agreement with any of our officers or directors

                              Summary Compensation

The following table sets forth information concerning the compensation paid or earned for the periods indicated for services rendered to our company in all capacities by Sheldon Goldberg, who resigned as our CEO, President and a Director on November 7, 2006, and by Marcus Segal, who became our CEO, President, Chief Financial Officer and a Director on November 7, 2006. None of our executive officers received or earned total compensation in excess of $100,000 during 2006.

                                                       SUMMARY COMPENSATION TABLE

Name and       Year    Salary    Bonus    Stock        Option      Non-Equity          Nonqualified    All Other     Total
principal       (b)     (c)       ($)     Awards ($)   Awards ($)  Incentive           Plan Deferred   Compensation   (j)
position                          (d)     (e)          (f)         Compensation ($)    Compensation       ($)
(a)                                                                (g)                 Earnings ($)        (i)
                                                                                           (h)
Marcus Segal
CEO,
President, CFO 2006     $ 0
and Director (1)


Sheldon 2006            $ 0
Goldberg 2005           $ 0
CEO,
President(2)

(1) Mr. Segal became our CEO, President and Chief Financial Officer on November 7, 2006.

(2) Mr. Goldberg resigned as our CEO, President and a Director on November 7, 2006.

Outstanding Equity Awards

We do not have any equity compensation plans, and we have not made any equity awards.

Compensation of Directors

Our directors do not receive any compensation for their services as members of the Board of Directors, but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors' meetings.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of March 30, 2007, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of March 30, 2007, we had outstanding 81,000,000 shares of common stock. Except as otherwise indicated, each beneficial owner has sole voting and dispositive power with respect to the shares owned.

                             Amount and Nature of
Name and Address             Beneficial Ownership             Percent
----------------             --------------------             -------

Beneficial Owners of
More than 5%

Sheldon                            20,000,000                    25%
Goldberg
846 W. 46th Avenue
Vancouver, BC,
Canada V5Z 2R2
                                   20,000,000                    25%
David F.
Knapfel
585 W. 60th Avenue
Vancouver, BC,
Canada V6P 1Z8

Directors:

Marcus Segal
2643 20th Street                        0                         0
San Francisco, CA 94110

Officers and Directors
as a Group (1
person)

ITEM 12. Certain Relationships and Related Transactions; Director Independence

(a) At December 31, 2005, a loan payable in the amount of $3,900 was due to David Knapfel, an officer and director and related party. As of December 31, 2005, we had not established any specific repayment terms and the loan is non-interest bearing.

We do not have any other related party transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

(b) Our sole director is not "independent", as that term is defined in the rules of NASDAQ or any national securities exchange.


ITEM 13. Exhibits

Exhibit No. Description

3.1 Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form 10-SB filed on March 11, 2005.

3.2 Articles of Merger, filed with the Nevada Secretary of State on November 21, 2006, incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2006

3.3 Certificate of Change, filed with the Nevada Secretary of State on November 21, 2006, incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on December 5, 2006

3.4 Articles of Incorporation, filed with the Nevada Secretary of State on November 21, 2006, incorporated herein by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K filed on December 5, 2006

3.5 Plan and Agreement of Merger, dated November 31, 2006, between Sockeye Seafood Group, Inc. and Stargold Mines, Inc. filed with the Nevada Secretary of State on November 21, 2006, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 5, 2006

3.2 By-Laws, incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 10-SB filed on March 11, 2005.

10.2 Stock Purchase Agreement, dated November 30, 2006, among Stargold Mines, Inc., UniverCompany Limited Liability Company, and the former shareholders of UniverCompany, incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 5, 10.3 2006.

10.3 Subscription Agreement, dated December 1, 2006, between Stargold Mines, Inc. and Hampton Park Capital LLC incorporated herein by reference to
      Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on December 5, 2006.


31.1 Certification by Principal Executive Officer and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934

32.1 Certification by Principal Executive Officer and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350)


ITEM 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the fiscal year ended December 31, 2006 was $15,000 and for the fiscal year ended December 31, 2005 were $2,000. The reviews for the financial statements included in our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2006 and December 31, 2005 were 0 and $2,800, respectively.

Audit Related Fees

We incurred no fees for the fiscal years ended December 31, 2006 and 2005 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.


Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended December 31, 2006 and 2005 were $0.

All Other Fees

We incurred no other fees during the fiscal years ended December 31, 2006 and 2005 for products and services rendered by our principal accountant.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            STARGOLD MINES, INC.

                                            By: /s/ Marcus Segal
                                                -------------------
Date: April 2, 2007                             Marcus Segal
                                                Chief Executive Officer,
                                                Chief Financial Officer,
                                                Principal Accounting Officer,
                                                and (Principal Executive,
                                                Financial and Accounting
                                                Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                               Date



/s/ Marcus Segal           President, Chief Executive
 April 2, 2007
------------------         Officer, Chief Financial Officer
Marcus Segal               and Director (Principal Executive
                           and Financial Officer)

                              STARGOLD MINES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2006, 2005 AND THE
           PERIOD FROM INCEPTION (MAY 21, 2003) TO DECEMBER 31, 2006





                                    CONTENTS

Report of Registered Independent Auditors - 2006                           1

Report of Independent Registered Public Accounting Firm - 2005             2

Balance Sheets                                                             3

Statements of Operations and Comprehensive Loss                            4

Statements of Stockholders' Equity                                         5

Statements of Cash Flows                                                   6

Notes to Financial Statements                                         7 - 13

                    REPORT OF REGISTERED INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Stargold Mines, Inc.:

      We have audited the accompanying balance sheet of Stargold Mines, Inc. (a development stage company) as of December 31, 2006 and the relate statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stargold Mines, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception which raises substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding this matter is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   "SF PARTNERSHIP, LLP"

Toronto, Canada                                    CHARTERED ACCOUNTANTS
March 26, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors of
Sockeye Seafood Group, Inc. (A Development Stage Company)

      We have audited the accompanying balance sheet of Sockeye Seafood Group, Inc. (A Development Stage Company) as at December 31, 2005, and the related statements of operations, change in stockholders' equity, and cash flows for the year then ended, and for the period of May 21, 2003 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The December 31, 2004 financial statements of Sockeye Seafood Group, Inc. were audited by other auditors whose report dated March 27, 2005, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and its cash flows for the year then ended, and for the period of May 21, 2005 (inception) to December 31, 2005, in conformity with US generally accepted accounting principles.

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



/s/ Armando C. Ibarra, CPA
--------------------------
Chula Vista, CA
January 19, 2006

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
December 31, 2006 and 2005
                                                                     (Note 8)
                                                         2006           2005
                                     ASSETS
Current
    Cash                                             $     7,879    $    10,157
    Accounts receivable                                       --         26,915
Total Current Assets                                       7,879         37,072
Loan Receivable (note 3)                               1,000,000             --
                                                     -----------    -----------
Total Assets                                         $ 1,007,879    $    37,072
                                                     ===========    ===========

                                   LIABILITIES
Current
    Accounts payable                                 $    25,282    $        89
    Advance from related party (note 4)                      240          3,900
                                                     -----------    -----------
Total Current Liabilities                                 25,522          3,989
                                                     -----------    -----------
Total Liabilities                                         25,522          3,989
                                                     -----------    -----------

                              STOCKHOLDERS' EQUITY
Capital Stock (note 5)                                     9,000          8,000
Additional Paid-in Capital                             1,036,000         37,000
Deficit Accumulated During the Development Stage         (62,643)       (11,917)
                                                     -----------    -----------
Total Stockholders' Equity                               982,357         33,083
                                                     -----------    -----------
Total Liabilities and Stockholders' Equity           $ 1,007,879    $    37,072
                                                     ===========    ===========


             (The accompanying notes are an integral part of these
                             financial statements.)

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations and Comprehensive Loss
Years Ended December 31, 2006, 2005 and the Period from Inception
(May 21, 2003) to December 31, 2006


                                                              Inception
                                                           (May 21, 2003)
                                               (Note 8)    to December 31,
                                     2006        2005             2006

Revenue                           $  4,127    $ 17,228    $      68,739

Cost of Sales                        3,259      15,605           60,508
                                  --------    --------    -------------
Gross Profit                           868       1,623            8,231
                                  --------    --------    -------------
Expenses
    Bad debt                        26,915          --           26,915
    Office and general               1,097         799            5,032
    Professional fees               29,482       6,500           44,827
                                  --------    --------    -------------
                                    57,494       7,299           76,774
                                  --------    --------    -------------
Operating Loss                     (56,626)     (5,676)         (68,543)

Other Income
    Debt forgiven                    5,900          --            5,900
                                              --------    -------------
Net Loss and Comprehensive Loss   $(50,726)   $ (5,676)   $     (62,643)
                                  ========    ========    =============

Basic and Diluted Loss Per
   Weighted Average Number
    of Shares Outstanding
     During the Year             $ (0.0006)   $(0.0001)
                                 =========    ========
Basic Weighted Average Number
    of Shares During the Year   80,084,932  80,000,000
                                ==========  ==========

              (The accompanying notes are an integral part of these
                             financial statements.)

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Equity
Years Ended December 31, 2006 and 2005

                                                                                                          Deficit
                                                                                   Accumulated        Accumulated
                                                                     Additional          Other         during the
                                      Number of         Capital         Paid in  Comprehensive        Development    Stockholders'
                                  Common Shares           Stock         Capital           Loss             Stage            Equity
                                     ----------   -------------   -------------    -----------      -------------    -------------
Balance, January 1,
  2005 - as previously reported       2,000,000   $       2,000   $      43,000    $          --    $      (6,241)   $      38,759

Restated to give retroactive
effect to the November 23, 2006
40 for 1 stock split (note 8)        78,000,000           6,000          (6,000)              --               --               --
                                     ----------   -------------   -------------    -----------      -------------    -------------
Balance, January 1, 2005 - as
restated                             80,000,000           8,000          37,000               --           (6,241)          38,759

Net loss for year                            --              --              --               --           (5,676)          (5,676)

Balance, December 31, 2005           80,000,000   $       8,000   $      37,000    $          --    $     (11,917)   $      33,083
Balance, January 1, 2006             80,000,000   $       8,000   $      37,000    $          --    $     (11,917)   $      33,083
                                     ==========   =============   =============    ===========      =============    =============

Common shares issued                  1,000,000           1,000         999,000               --               --        1,000,000

Net loss for year                            --              --              --               --          (50,726)         (50,726)

Balance, December 31, 2006           81,000,000   $       9,000   $   1,036,000    $          --    $     (62,643)   $     982,357
                                     ==========   =============   =============    ===========      =============    =============

              (The accompanying notes are an integral part of these
                             financial statements.)


STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows
Years Ended December 31, 2006, 2005 and the Period from Inception (May 21, 2003) to December 31, 2006

                                                                             (Restated    (May 21, 2003)
                                                                                note 8)   to December 31,
                                                                   2006           2005             2006
                                                            -----------    -----------    -------------
Cash Flows from Operating Activities
      Net loss                                              $   (50,726)   $    (5,676)   $     (62,643)
      Adjustments for working capital:
         Accounts receivable                                     26,915           (455)              --
         Inventory                                                   --          3,436               --
         Accounts payable                                        25,193           (167)           5,000


Net Cash Flows Provided by (Used in) Operating Activities         1,382         (2,862)         (57,643)

Cash Flows from Investing Activities
      Deposit                                                        --            250               --
      Loan receivable                                        (1,000,000)            --       (1,000,000)

Net Cash Flows (Used in) Provided by Investing Activities    (1,000,000)           250       (1,000,000)

Cash Flows from Financing Activities
      Issuance of common stock                                1,000,000             --        1,045,000
      Advances from related party                                (3,660)         3,900              240

Net Cash Flows Provided by Financing Activities                 996,340          3,900        1,045,240

Net (Decrease) Increase in Cash                                  (2,278)         1,288          (12,403)

Cash - Beginning of  Year                                        10,157          8,869               --
                                                            -----------    -----------    -------------
Cash - End of Year                                          $     7,879    $    10,157    $       7,879
                                                            ===========    ===========    =============

Supplemental Cash Flow Information

      During the year, the Company had no cash flows arising from interest and income taxes paid.


              (The accompanying notes are an integral part of these
                             financial statements.)

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

1.    Description of Business and Going Concern

      a)    Description of Business

            Stargold Mines, Inc. (the "Company"), formerly Sockeye Seafood Group Inc., (Sockeye Seafood Group Inc. merged with its 100% owned subsidiary Stargold Mines, Inc. on November 23, 2006 and changed its name to Stargold Mines, Inc.) was incorporated under the laws of the State of Nevada on May 21, 2003. The Company was formed to engage in the business of procuring and marketing seafood products direct from Pacific Northwest First Nations organizations to North American and International wholesalers, distributors, and retailers.

            The Company operations have been limited to general administrative operations, purchasing a limited amount of sample inventory, minimal sales and establishing its website. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. The Company is currently working on acquiring licenses to develop and extract natural resources in the Siberian and Far Eastern Districts of Russia.

      b)    Going Concern

            The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the year ended December 31, 2006, the Company experienced a net loss of $50,726 (2005 - $5,676).

            The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, achieving additional sale of its product and attaining profitable operations.

            Management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

            The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

2.    Summary of Significant Accounting Policies

      The accounting policies of the Company are in accordance with U.S. generally accepted accounting principles, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

      a)    Reporting Currency

            The U.S. Dollar has been used as the unit of measurement in these financial statements.

      b)    Cash

            Cash includes cash and highly liquid investments with initial maturities of three months or less.

      c)    Revenue Recognition

            The Company recognizes revenues when there is a definitive sales agreement, and upon shipment of products, when title is passed and the amount collectible can reasonably be determined.


      d)    Financial Instruments

            Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

      e)    Comprehensive Income (Loss)

            The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income.", SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income is presented in the statements of operations, and consists of net income and unrealised gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005


2.    Summary of Significant Accounting Policies (cont'd)

      f)    Income Tax

      The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      g)    Earnings (Loss) per Share

            The Company adopted SFAS No.128, "Earnings per Share" which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings
            (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to convertible bonds, stock options and warrants for each year. As the warrants were anti-dilituve, there was no adjustment to the basic earnings per share.

      h)    Concentration of Credit Risk

            SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration.

            The Company provides credit to its clients in the normal course of its operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses that, once they materialize, are consistent with management's forecasts.

            For other debts, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value.

            Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic of other conditions. The Company does not have any significant risk with respect to a single client.

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005


2.    Summary of Significant Accounting Policies (cont'd)

      i)    Use of Estimates

            Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from those estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

      j)    Recent Accounting Pronouncements

            In March 2006, Financial Accounting Standards Board ("FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No.140", In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:
            (1) amortization method or (2) fair value measurement method. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position and results of operations.

            In July 2006 FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No.109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and results of operations.

            In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB No. 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The application of SAB No. 108 did not have a material effect on the Company's financial position and results of operations.

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005


2.    Summary of Significant Accounting Policies (cont'd)

      j)    Recent Accounting Pronouncements (cont'd)

            In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

            In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.

            The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.

           SFAS 159 is effective for for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS
           157. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.

3.    Loan Receivable

      The loan receivable from UniverCompany Limited Liability Company, a Russian limited liability society ("UniverCompany"), is non-interest bearing, unsecured and has no specified terms for repayment.

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005


4.    Advance from Related Party

      These advances, from a director, are non-interest bearing, unsecured and have no specified terms of repayment.




      5.    Capital Stock

        Authorized
           1,000,000,000  common stock, par value $0.0001 per share   (Restated
                                                                        Note 8)

                                                         2006            2005
        Issued
           81,000,000 common stock (2005 - 80,000,000) $9,000         $ 8,000
                                                       ======         =======

            On November 23, 2006, the Company implemented a one for forty (1:40) forward stock split and increased its authorized shares of common stock on a corresponding basis. The 2005 comparative share amounts have been retroactively adjusted to give effect to the stock split.

            On December 19, 2006 the Company issued 1,000,000 units of the Company's securities, each unit consisting of one share of common stock and one share purchase warrant for $1,000,000. Each warrant is exercisable for one share of common stock at an exercise price of $2.50. Due to the substantial difference between market value and exercise price no value has been attributed to the warrants.

6.    Income Taxes

            The Company accounts for income taxes pursuant to SFAS No. 109. This standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

            Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005
                                     - 13 -


6.    Income Taxes (cont'd)

            The provision for income taxes has been computed as follows:

                                                                2006       2005
      Expected income tax recovery at the statutory rate -
      31%                                                    $(15,928) $ (1,782)
                                                             --------  --------

      Valuation allowance                                      15,928     1,782

      Provision for income taxes                             $     --  $     --
                                                             ========  ========


            The Company has tax losses available to be applied against future years income. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward and stock option compensation expense will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

            As of December 31, 2006 and 2005, the Company had approximately $19,600 and $3,700 respectively, of federal and state net operating loss carryforwards available to offset future taxable income. The losses expire in 20 years from the date the loss was incurred.

7.    Subsequent Event

            On November 30, 2006, the Company entered into a stock purchase agreement with UniverCompany, and the two shareholders of UniverCompany. Pursuant to the stock purchase agreement, the Company agreed to purchase from the shareholders of UniverCompany 100% of the issued and outstanding shares of common stock of UniverCompany. In consideration thereon, the Company will issue to the shareholders of UniverCompany 41,000,000 shares of the Company's common stock.

            The consummation of above transactions will take place at a closing to be held at a later date. Such closing will not take place until certain conditions have occurred.


8.    Comparative Figures and Restatement

            Certain figures for the prior year have been reclassified to conform with the current year's financial statement presentation.

            The stockholders' equity has been retroactive restated to give effect to the 1 for 40 stock split as described in note 5.