Form 10QSB
period 2007-03-31
Stargold Mines, Inc.
filed 2007-05-16
CIK 1301557

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 0-51197

STARGOLD MINES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	98-0400208 (IRS Employer ID Number)

1840 Gateway Drive
Suite 200
San Mateo, California 94404
(Address of principal executive offices)

(604) 673-8427
(Issuer's telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Number of shares of common stock outstanding as of May 15, 2007: 81,108,200 shares of common stock.

Transitional Small Business Format  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒ NO ☐

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
UNAUDITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Stargold Mines, Inc.

We have reviewed the accompanying balance sheet of Stargold Mines, Inc. (a development stage company) (the "Company") as of March 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the three month period ended March 31, 2007. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
May 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Sockeye Seafood Group, Inc. (A Development Stage Company)

We have reviewed the accompanying balance sheet of Sockeye Seafodd Group, Inc. (a development stage company) (the "Company") as of March 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the three month period ended March 31, 2006. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Armando C. Ibarra, CPA
Chula Vista, CA
May 1, 2006

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
March 31, 2007
Unaudited

ASSETS
Current
Cash	$10,327

Total Current Assets	10,327

Loan Receivable (note 3)	1,000,000

Total Assets	$1,010,327

LIABILITIES
Current
Accounts payable	$10,532
Loan payable (note 4)	35,000

Total Current Liabilities	45,532

Total Liabilities	45,532

Commitment (note 7)

STOCKHOLDERS' EQUITY
Capital Stock (note 5)
Authorized 1,000,000,000common stock, par value $0.0001 per share Issued 81,108,200 common stock (2006 - 80,000,000)	8,111

Additional Paid-in Capital	1,047,709

Subscriptions Receivable	(5,120)

Deficit Accumulated During the Development Stage	(85,905)

Total Stockholders' Equity	964,795

Total Liabilities and Stockholders' Equity	$1,010,327

(The accompanying notes are an integral part of these financial statements.)

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
Three Months Ended March 31, 2007, 2006 and the Period from Inception (May 21, 2003) to March 31, 2007
Unaudited

			Period
			from
			Inception
			(May 21, 2003)
		(Note 8)	to March 31,
	2007	2006	2007
Revenue	$-	$3,822	$68,739
Cost of Sales	-	3,259	60,508

Gross Profit	-	563	8,231

Expenses
Bad debt	-	-	26,915
Office and general	5,101	-	10,133
Professional fees	18,161	2,000	60,988

Total Expenses	23,262	2,000	98,036

Operating Loss	(23,262)	(1,437)	(89,805)

Other Income
Debt forgiven	-	-	5,900

Net Loss	$(23,262)	$(1,437)	$(83,905)

Basic and Diluted Loss Per Weighted Average Number of Shares Outstanding During the Period	$(0.0003)	$(0.00002)

Basic Weighted Average Number
of Shares During the Period	81,013,373	80,000,000

(The accompanying notes are an integral part of these financial statements.)

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholders' Equity
Periods Ended March 31, 2007 and 2006
Unaudited

	Common	Common	Additional		Deficit Accumulated During the
	Shares	Shares	Paid-in	Subscriptions	Development	Stockholders'
	Number	Amount	Capital	Receivable	Stage	Equity

Balance, January 1, 2006 - as previously reported	2,000,000	$2,000	$43,000	$-	$(11,917)	$33,083

Restated to give retroactive effect to the November 23, 2006 1 for 40 stock split (note 5 and 8)	78,000,000	6,000	(6,000)	-	-	-

Balance, January 1, 2006 - as restated	80,000,000	8,000	37,000	-	(11,917)	33,083
Net loss for the period	-	-	-	-	(1,437)	(1,437)

Balance, March 31, 2006	80,000,000	$8,000	$37,000	$-	$(13,354)	$31,646

Balance, January 1, 2007	81,000,000	$8,100	$1,036,900	$-	$(62,643)	$982,357
Common shares issued for cash (note 5)	83,200	8	8,312	(5,120)	-	3,200
Common shares issued for services (note 5)	25,000	3	2,497	-	-	2,500
Net loss for the period	-	-	-	-	(23,262)	(23,262)

Balance, March 31, 2007	81,108,200	$8,111	$1,047,709	$(5,120)	$(85,905)	$964,795

(The accompanying notes are an integral part of these financial statements.)

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
Three Months Ended March 31, 2007, 2006 and the Period from Inception (May 21, 2003) to March 31, 2007
Unaudited

			Inception
		(Restated	(May 21, 2003)
		note 8)	to March 31,
	2007	2006	2007
Cash Flows from Operating Activities
Net loss	$(23,262)	$(1,437)	$(83,905)
Adjustments for working capital:
Accounts receivable	-	-	(5,120)
Accounts payable	(14,750)	-	(11,876)

Net Cash Flows Used in Operating Activities	(38,012)	(1,437)	(100,901)

Cash Flows from Investing Activities
Loan receivable	-	-	(1,000,000)

Net Cash Flows Used in Investing Activities	-	-	(1,000,000)

Cash Flows from Financing Activities
Issuance of common stock	5,700	-	1,055,820
Loan payable	34,760	2,000	35,126

Net Cash Flows Provided by Financing Activities	40,460	2,000	1,090,946

Net Increase (Decrease) in Cash	2,448	563	(9,955)

Cash - Beginning of Period	7,879	10,157	-

Cash - End of Period	$10,327	$10,720	$10,327

Supplemental Cash Flow Information
During the period, the Company had no cash flows arising from interest and income taxes paid.

(The accompanying notes are an integral part of these financial statements.)

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2007 and 2006
Unaudited

1.	Description of Business and Going Concern

a)	Description of Business

Stargold Mines, Inc. (the "Company"), formerly Sockeye Seafood Group Inc., (Sockeye Seafood Group Inc. merged with its wholly-owned subsidiary Stargold Mines, Inc. on November 23, 2006 and changed its name to Stargold Mines, Inc.) was incorporated under the laws of the State of Nevada on May 21, 2003. The Company was formed to engage in the business of procuring and marketing seafood products direct from Pacific Northwest First Nations organizations to North American and international wholesalers, distributors, and retailers.

The Company's operations have been limited to general administrative operations, purchasing a limited amount of sample inventory, minimal sales and establishing its website. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company is currently working on acquiring licenses to develop and extract natural resources in the Siberian and Far Eastern Districts of Russia.

b)	Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the period ended March 31, 2007, the Company experienced a net loss of $23,262 (2006 - $1,437).

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
March 31, 2007 and 2006
Unaudited
2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with U.S. generally accepted accounting principles, and their basis of application is consistent with that of the previous period. Outlined below are those policies considered particularly significant:

a)	Basis of Financial Statement Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirement of item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission ("SEC").

b)	Reporting Currency

The U.S. dollar has been used as the unit of measurement in these financial statements.

c)	Revenue Recognition

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

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2007 and 2006
Unaudited
2.	Summary of Significant Accounting Policies (cont'd)

e)	Comprehensive Income (Loss)

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income is presented in the statements of operations, and consists of net income and unrealised gains (losses) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

f)	Income Tax

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

g)	Earnings (Loss) per Share

The Company adopted SFAS No.128, "Earnings per Share" which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to convertible bonds, stock options and warrants for each year. As the warrants were anti-dilutive, there was no adjustment to the basic loss per share.

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2007 and 2006
Unaudited
2.	Summary of Significant Accounting Policies (cont'd)

h)	Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration.

The Company provides credit to its clients in the normal course of its operations. It carries out, on a continuing basis, credit checks on its clients and maintains provisions for contingent credit losses that, once they materialize, are consistent with management's forecasts.

For other receivables, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value.

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

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2007 and 2006
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

j)	Recent Accounting Pronouncements

In February 2007, Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.

The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.

SFAS No. 159 is effective for for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements". Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.

3.	Loan Receivable

The loan receivable from UniverCompany Limited Liability Company, a Russian limited liability society ("UniverCompany"), is non-interest bearing, unsecured and has no specified terms for repayment. See note 7.

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2007 and 2006
Unaudited

4.	Loan Payable

The loan payable to Blue Water Partners is non-interest bearing, unsecured and has no specified terms of repayment.

5.	Capital Stock

Authorized
1,000,000,000 common stock, par value $0.0001 per share

		(Restated
		Note 8)
	2007	2006

Issued 81,108,200 common stock (2006 - 80,000,000)	$8,111	$8,000

On November 23, 2006, the Company implemented a one for forty (1:40) forward stock split and increased its authorized shares of common stock on a corresponding basis. The 2006 comparative number of shares have been retroactively adjusted to give effect to the stock split.

On December 19, 2006 the Company issued 1,000,000 units of the Company's securities, each unit consisting of one share of common stock and one share purchase warrant for total proceeds of $1,000,000. Each warrant is exercisable for one share of common stock at an exercise price of $2.50 for two years from the date of issuance. Due to the substantial difference between market value and exercise price no value has been attributed to the warrants.

In March 2007, the Company issued 25,000 shares for services valued at $2,500.

In March 2007, the Company issued 83,200 shares for cash of $8,320.

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2007 and 2006
Unaudited

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

The provision for income taxes has been computed as follows:

	2007	2006

Expected income tax recovery at the statutory rate - 31% (2006 - 31%)	$(7,304)	$(451)

Valuation allowance	7,304	451

Provision for income taxes	$-	$-

The Company has tax losses available to be applied against future years income. Due to the losses incurred in the current period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward and stock option compensation expense will not be realized through the reduction of future income tax payments, accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

As of March 31, 2007 and 2006, the Company had approximately $19,600 and $3,700 respectively, of federal and state net operating loss carryforwards available to offset future taxable income. The losses expire in 20 years from the date the loss was incurred.

Expiry 2025	$3,700
Expiry 2026	19,600

$23,300

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
March 31, 2007 and 2006
Unaudited

7.	Commitment

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

Certain figures for the prior period have been reclassified to conform with the current period's financial statement presentation.

The stockholders' equity has been retroactively restated to give effect to the 1 for 40 stock split as described in note 5.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the "Company," "we," “our” or "us" refer to Stargold Mines, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB. This Form 10-QSB contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

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

Plan of Operation

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

As of March 31, 2007, we had $10,327.00 in cash. We incurred a net loss of $23,262.00 for the period January 1, 2007 to March 31, 2007.

Going Concern Consideration

The condensed financial statements contained in this Report have been prepared on a ‘going concern’ basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed in this Report, there is a significant risk that we will be unable to continue as a going concern, in which case, you would suffer a total loss on your investment in our company.

Off-Balance Sheet Arrangements

None.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2007, we sold 83,200 shares of our common stock at a purchase price of $0.10 per share, amounting in the aggregate purchase price $8,320. The shares were offered and sold pursuant to a placement held under Regulation D promulgated under the Securities Act of 1933, as amended. Each purchaser represented to us that such purchaser was an accredited investor as that term is defined in Rule 501(a) of Regulation D.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2007.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description	Where Found
31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2007

STARGOLD MINES, INC.

By:	/s/ Marcus U. Segal
Name: Marcus U. Segal
Title: President, Chief Executive Officer, Secretary
Chief Financial Officer and Director (Principal Executive, Financial, and Accounting Officer)