Form 10QSB
period 2007-06-30
Stargold Mines, Inc.
filed 2007-08-20
CIK 1301557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51197

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
YES ☒ NO ☐

Number of shares of common stock outstanding as of August 20, 2007: 41,219,311shares of common stock.

Transitional Small Business Format  Yes ☐ No ☒

TABLE OF CONTENTS

Page
PART I
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3 Controls and Procedures
PART II
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

STARGOLD MINES, INC.
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

UNAUDITED

CONTENTS
Balance Sheets	1
Statements of Operations	2 - 3
Statements of Stockholders' Equity	4
Statements of Cash Flows	5
Notes to Financial Statements	6 - 13

STARGOLD MINES, INC.
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets
June 30, 2007 and December 31, 2006
Unaudited
	June 30,	December 31,
	2007	2006
		(Audited)
ASSETS
Current
Cash	$259,788	$7,879
Prepaid expenses	70,437	-

Total Current Assets	330,225	7,879

Long-term

Loan Receivable (note 3)	1,100,000	1,000,000

Total Assets	$1,430,225	$1,007,879

LIABILITIES
Current
Accounts payable	$24,600	$25,282
Advance from related party	-	240
Loan payable (note 4)	35,000	-

Total Current Liabilities	59,600	25,522

Total Liabilities	59,600	25,522

STOCKHOLDERS' EQUITY
Capital Stock (note 5)
Authorized
1,000,000,000 common stock,
par value $0.0001 per share
Issued
41,219,311common stock
(2006 - 81,000,000)	4,122	9,000

Additional Paid-in Capital	1,551,698	1,036,000

Deficit Accumulated During the Development Stage	(185,195)	(62,643)

Total Stockholders' Equity	1,370,625	982,357

Total Liabilities and Stockholders' Equity	$1,430,225	$1,007,879

(The accompanying notes are an integral part of these financial statements.)

STARGOLD MINES, INC.
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
Six Months Ended June 30, 2007 and 2006 and Cumulative for the Period from the Date of Inception (May 21, 2003) through to June 30, 2007
Unaudited

			Period from the Date of Inception (May 21, 2003) through to June 30,
	2007	2006	2007

Revenue	$-	$3,821	$68,739
Cost of Sales	-	3,259	60,508

Gross Profit	-	562	8,231

Expenses
Professional fees	48,403	2,000	91,230
Salaries and benefits	40,000	-	40,000
Consulting fees	20,000	-	20,000
Office and general	14,149	85	19,181
Bad debt	-	-	26,915

Total Expenses	122,552	2,085	197,326

Operating Loss	(122,552)	(1,523)	(189,095)

Other Income
Debt forgiven	-	-	5,900

Net Loss	$(122,552)	$(1,523)	$(183,195)

Basic and Diluted Loss Per Weighted Average Number of Shares Outstanding During the Period	$$0.00	$0.00

Basic Weighted Average Number
of Shares During the Period	78,920,354	80,000,000

(The accompanying notes are an integral part of these financial statements.)

STARGOLD MINES, INC.
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations (cont'd)
Three Months Ended June 30, 2007 and 2006
Unaudited

	2007	2006
Revenue	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Expenses
Professional fees	30,242	-
Salaries and benefits	40,000	-
Consulting fees	20,000	-
Office and general	9,048	85

Total Expenses	99,290	85

Operating Loss	(99,290)	(85)

Other Income
Debt forgiven	-	-

Net Loss	$(99,290)	$(85)

Basic and Diluted Loss Per Weighted Average Number of Shares Outstanding During the Period	$0.00	$0.00

Basic Weighted Average Number
of Shares During the Period	76,756,552	80,000,000

(The accompanying notes are an integral part of these financial statements.)

STARGOLD MINES, INC.
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholders' Equity
Periods Ended June 30, 2007 and 2006 and the Period from the Date of Inception (May 21, 2003) through to June 30, 2007
Unaudited
				Deficit
				Accumulated
	Common	Common	Additional	During the
	Shares	Shares	Paid-in	Development	Stockholders'
	Number	Amount	Capital	Stage	Equity

Balance, May 21, 2003	1,000,000	$ $ 1,000	$$4,000	$-	$5,000
Net loss for the period	-	-	-	(1,728)	(1,728)

Balance, December 31, 2003	1,000,000	$1,000	$4,000	$(1,728)	$3,272
Common shares issued	1,000,000	1,000	39,000	-	40,000
Net loss for the period	-	-	-	(4,513)	(4,513)

Balance, December 31, 2004	2,000,000	$2,000	$43,000	$(6,241)	$38,759
Net loss for the period	-	-	-	(5,676)	(5,676)

Balance, December 31, 2005 - as previously reported	2,000,000	$2,000	$43,000	$(11,917)	$33,083
Restated to give retroactive effect to the November 23, 2006 1 for 40 stock split (note 5 and 8)	78,000,000	6,000	(6,000)	-	-

December 31, 2005 - as restated	80,000,000	8,000	37,000	-	45,000
Common shares issued	1,000,000	1,000	999,000	-	1,000,000
Net loss for the period	-	-	-	(50,726)	(50,726)

Balance, December 31, 2006	81,000,000	$9,000	$1,036,000	$(50,726)	$994,274
Common shares issued for cash (note 5)	83,200	8	8,312	-	8,320
Common shares issued for services (note 5)	25,000	3	2,497	-	2,500
Common shares issued for cash (note 5)	111,111	11	406,101	-	406,112
Warrants issued for cash (note 5)	-	-	93,888	-	93,888
Common shares cancelled (note 5)	(40,000,000)	(4,000)	4,000	-	-
Net loss for the period	-	-	-	(122,552)	(122,552)

Balance, June 30, 2007	41,219,311	$$4,122	$1,551,698	$(185,195)	$1,370,625

STARGOLD MINES, INC.
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006 and Cumulative for the Period from the Date of Inception (May 21, 2003) through to June 30, 2007
Unaudited
	Period
	from the Date of
	Inception
	(May 21, 2003)
	through to June 30,
	2007	2006	2007
Cash Flows from Operating Activities
Net loss	$(122,552)	$(183,195)	$(1,523)
Adjustments for working capital:
Accounts receivable	-	-	(5,120)
Prepaid expenses	(70,437)	-	(70,437)
Accounts payable	(682)	-	19,480

Net Cash Flows Used in Operating Activities	(193,671)	(1,523)	(239,272)

Cash Flows from Investing Activities
Loan receivable	(100,000)	-	(1,100,000)

Net Cash Flows Used in Investing Activities	(100,000)	-	(1,100,000)

Cash Flows from Financing Activities
Issuance of common stock	510,820	-	1,555,820
Advance from related party	(240)	-	240
Loan payable	35,000	2,000	35,000

Net Cash Flows Provided by Financing Activities	545,580	2,000	1,591,060

Net Increase in Cash	251,909	477	251,788
Cash - Beginning of Period	7,879	10,158	-

Cash - End of Period	$259,788	$10,635	$259,788

Supplemental Cash Flow Information

During the periods, the Company had no cash flows arising from interest and income taxes paid.

(The accompanying notes are an integral part of these financial statements.)

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
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

The accompanying financial statements have been prepared in accordance with accounting principle generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the period ended June 30, 2007, the Company experienced a net loss of $122,552 (2006 - $1,523) and has a deficit accumulated during the development stage of $185,195 at June 30, 2007.

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing and attaining profitable operations.

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

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
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

Interest is recognized on the accrual basis.

d)	Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
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

The Company adopted SFAS No.128, "Earnings per Share" which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to convertible bonds, stock options and warrants for each period. As the warrants were anti-dilutive, there was no adjustment to the basic loss per share.

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

h)	Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration.

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

In February 2007, Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement 115" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
Unaudited

Summary of Significant Accounting Policies (cont'd)

j)	Recent Accounting Pronouncements (cont'd)

The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.

SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements." Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation.

On May 2, 2007 the FASB issued FASB Interpretation FIN No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. Accordingly, the Company has applied the provisions of FIN 48-1 effective January 1, 2007. The adoption of FIN 48-1 did not have a material impact on the Company’s results of operations and financial condition.

In May 2007, the FASB issued a FASB Staff Position on FIN 46(R)-7, "Application of FASB Interpretation No. 46(R) to Investment Companies" ("FSP FIN 46 (R)-7"). FSP FIN 46(R)-7 addresses the application of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", by an entity that accounts for its investments in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, "Investment Companies" (the “Guide”). The adoption of FSP FIN 46(R)-7 did not have a material impact on the Company's results of operations and financial condition.

In June 2007, the AICPA issued Statement of Position ("SOP") No. 07-1, ''Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP No. 07-1”). SOP No. 07-1 clarifies when an entity may apply the provisions of the Guide. Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP No. 07-1 is effective for fiscal years beginning on or after December 15, 2007 with early adoption encouraged. The Company is currently evaluating the impact, if any of SOP No. 07-1 on the Company’s consolidated financial statements.

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
Unaudited

3.	Loan Receivable

The loan receivable from UniverCompany Limited Liability Company, a Russian limited liability society ("UniverCompany"), is non-interest bearing, unsecured and has no specified terms for repayment. See note 7.

4.	Loan Payable

The loan payable to Blue Water Partners is non-interest bearing, unsecured and has no specified terms of repayment.

5.	Capital Stock

Authorized
1,000,000,000common stock, par value $0.0001 per share
	2007	2006
Issued
41,219,311common stock (2006 - 81,000,000)	$4,122	$9,000

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

In May 2007, the Company issued 111,111 shares by way of the sale of 111,111 units of the Company's securities. Each unit consists of one share of common stock and one half Class A Warrant. Each Class A Warrant is exercisable for one share of common stock at an exercise price of $7.00 for 2 years from the date of issuance. The units were issued for cash of $406,112 for the common shares and $93,888 for the Class A Warrants.

In June 2007, the Company cancelled 40,000,000 issued common shares that were held by former directors.

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
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

The provision for income taxes has been computed as follows:

	2007	2006

Expected income tax recovery at the statutory rate - 31% (2006 - 31%)	$(38,481)	$(2,016)
Valuation allowance	38,481	2,016

Provision for income taxes	$-	$-

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

As of June 30, 2007 and 2006, the Company had approximately $176,426 and $3,700 respectively, of federal and state net operating loss carryforwards available to offset future taxable income. The losses expire in 20 years from the date the loss was incurred.

Expiry 2025	$3,700
Expiry 2026	50,726
Expiry 2027	122,000

$176,426

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
June 30, 2007 and 2006
Unaudited

7.	Subsequent Events

a)
On November 30, 2006, the Company entered into a stock purchase agreement with UniverCompany and agreed to purchase from shareholders of UniverCompany 100% of the issued and outstanding shares of common stock of UniverCompany. In consideration therefore, the Company will issue to the shareholders of UniverCompany 41,000,000 shares of the Company's common stock.

The consummation of above transactions will take place at a closing to be held at a later date. Such closing will not take place until certain conditions have occurred.

b)
On July 11, 2007, the Company authorized the sale of 333,333 units of the Company's securities, each unit consisting of one share of common stock and one half Class A Warrant. Each Class A Warrant is exercisable for one share of common stock at an exercise price of $7.00 for 2 years from the date of issuance. The purchase price for a unit shall be $4.50.

8.	Restatement

The stockholders' equity has been retroactively restated to give effect to the 1 for 40 stock split as described in note 5.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the "Company," "we," “our” or "us" refer to Stargold Mines, Inc., unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Overview

We were incorporated under the laws of the State of Nevada on May 21, 2003 under the name Sockeye Seafood Group, Inc. On November 13, 2006, we entered into a Plan and Agreement of Merger with our wholly-owned subsidiary, Stargold Mines, Inc., a Nevada corporation (the “Subsidiary”). The Subsidiary had no assets or liabilities and no previous operating history; it was formed by us on November 8, 2006 for the sole purpose of entering into the merger.

The merger was consummated on November 23, 2006. On that date, we filed with the Secretary of State of Nevada Articles of Merger, pursuant to which the Subsidiary merged with and into us in accordance with the Plan of Merger. Pursuant to the Articles of Merger, we also changed our name from “Sockeye Seafood Group, Inc.” to “Stargold Mines, Inc.”

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

Our Business

Currently, we have no assets, operations, business or contractual arrangements other than the execution of a Stock Purchase Agreement entered into on November 30, 2006 with UniverCompany Limited Liability Company, a Russian limited liability society (“UniverCompany”), and the former shareholders of UniverCompany (the “UniverCompany Shareholders”). Pursuant to the Stock Purchase Agreement, we agreed to purchase from the UniverCompany Shareholders 100% of the issued and outstanding shares of common stock of UniverCompany in exchange for shares of the Company's common stock. Although the agreement with the UniverCompany Shareholders provides that the consideration for their shares will be the issuance by us of 41,000,000 shares of common stock, it is contemplated that we will issue only 15,000,000 shares for the UniverCompany shares. It has been represented to us that UniverCompany owns a license to the “Karalon” gold deposit, which includes both precious metals and scarce resources such as cooper, lead and tin.

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

In May 2007, the Company received gross proceeds of an aggregate of $500,000 from the sale of 111,111 units of the Company’s securities. Each unit consisted of one share of common stock and one half Class A Warrant. Each Class A Warrant is exercisable for one share of common stock at an exercise price of $7.00 for two years from the date of issuance. The units were sold pursuant to Section 4(2) of the Securities Act of 1933.

In June 2007, the Company cancelled 40,000,000 shares of its commons stock which had previously been issued to former directors.

The consummation of the acquisition of UniverCompany is subject to certain conditions. We cannot assure you that those conditions will be satisfied or waived by us.

Plan of Operation

We have not generated any revenues during the six months ended June 30, 2007 and do not expect to generate any revenues over the next twelve months. Our principal business objective for the next twelve months, will be to successfully consummate the proposed acquisition of UniverCompany. If we are not successful, we will then have to seek, investigate and, if such investigation warrants, engage in a business combination with another private entity whose business presents an opportunity for our shareholders.

Liquidity and Capital Resources

As of June 30, 2007, we had $259,788 in cash. We incurred a net loss of $99,290 for the period March 31, 2007 to June 30, 2007.  During the quarter covered by this Report, the Company made a $100,000 non-interest bearing, unsecured loan to UniverCompany. Professional fees for the three and six month periods ending June 30, 2007 were $30,242 and $48,403, respectively. During the quarter ended June 30, 2007, there was an in professional fees corresponding with the increase in legal and accounting fees related to due diligence work being performed on the potential acquisition of UniverCompany. Salaries and benefits for the six month period ending June 30, 2007, was $40,000, as Marcus Segal, the Company’s Chief Executive Officer and Chief Financial receives a salary of $20,000 per quarter for services. During the three month period ending June 30, 2007, consulting fees of $20,000 were paid for general strategic consulting.

During the next twelve months we anticipate incurring costs related to the proposed acquisition of UniverCompany and the filing of Exchange Act reports. We believe we will be able to meet these costs through funds to be loaned by or invested in us by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

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

Off-Balance Sheet Arrangements

None.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2007, the Company received gross proceeds of an aggregate of $500,000 from the sale of 111,111 units of the Company’s securities. Each unit consisted of one share of common stock and one half Class A Warrant. Each Class A Warrant is exercisable for one share of common stock at an exercise price of $7.00 for two years from the date of issuance. The units were sold pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2007.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description	Where Found
31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
32.1	Section 1350 Certifications	Attached Hereto

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2007

STARGOLD MINES, INC.

By:	/s/ Marcus U. Segal
Name:	Marcus U. Segal
Title:	President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive, Financial, and and Accounting Officer)