Form 10QSB/A
period 2007-06-30
Stargold Mines, Inc.
filed 2007-08-22
CIK 1301557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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

EXPLANATION NOTE

Stargold Mines, Inc. filed its Quarterly Report on Form 10-QSB for the period ended June 30, 2007 with the Securities and Exchange Commission on August 20, 2007. We are filing this Amendment on Form 10-QSB/A to amend and restate our unaudited financial statements for the period ended June 30, 2007 and related footnote disclosures to reflect the correction of an error in the Statement of Cash Flows. The Net Loss figure for June 2006 and the cumulative figure from the date of inception were transposed.

This Amendment No. 1 to our Quarterly Report on Form 10-QSB for the period ended June 30, 2007 amends only the following items:

Part I, Item 1 - Financial Statements

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
41,219,311 common stock
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
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
Six Months Ended June 30, 2007 and 2006 and Cumulative for the Period from the Date of Inception (May 21, 2003) through to June 30, 2007
Unaudited

Period
from the Date of
Inception
(May 21, 2003)
through to June 30,
	2007	2006	2007

Revenue	$-	$3,821	$$68,739

Cost of Sales	-	3,259	60,508

Gross Profit	-	562	8,231

Expenses
Professional fees	48,403	2,000	91,230
Salaries and benefits	40,000	-	40,000
Consulting fees	20,000	-	20,000
Office and general	14,149	85	19,181
Bad debt	-	-	26,915

Total Expenses	122,552	2,085	197,326

Operating Loss	(122,552)	(1,523)	(189,095)

Other Income
Debt forgiven	-	-	5,900

Net Loss	$(122,552)	$(1,523)	$(183,195)

Basic and Diluted Loss Per Weighted Average Number of Shares Outstanding During the Period	$0.00	$0.00

Basic Weighted Average Number
of Shares During the Period	78,920,354	80,000,000

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
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholders' Equity
Periods Ended June 30, 2007 and 2006 and the Period from the Date of Inception (May 21, 2003) through to June 30, 2007
Unaudited
				Deficit
				Accumulated
	Common	Common	Additional	During the
	Shares	Shares	Paid-in	Development	Stockholders'
	Number	Amount	Capital	Stage	Equity

Balance, May 21, 2003	1,000,000	$1,000	$4,000	$-	$5,000
Net loss for the period	-	-	-	(1,728)	(1,728)

Balance, December 31, 2003	1,000,000	$1,000	$4,000	$(1,728)	$3,272
Common shares issued	1,000,000	1,000	39,000	-	40,000
Net loss for the period	-	-	-	(4,513)	(4,513)

Balance, December 31, 2004	2,000,000	$2,000	$43,000	$(6,241)	$38,759
Net loss for the period	-	-	-	(5,676)	(5,676)

Balance, December 31, 2005 - as previously reported	2,000,000	$2,000	$43,000	$(11,917)	$33,083
Restated to give retroactive effect to the November 23, 2006 1 for 40 stock split (note 5 and 8)	78,000,000	6,000	(6,000)	-	-

December 31, 2005 - as restated	80,000,000	8,000	37,000	-	45,000
Common shares issued	1,000,000	1,000	999,000	-	1,000,000
Net loss for the period	-	-	-	(50,726)	(50,726)

Balance, December 31, 2006	81,000,000	$9,000	$1,036,000	$(50,726)	$994,274
Common shares issued for cash (note 5)	83,200	8	8,312	-	8,320
Common shares issued for services (note 5)	25,000	3	2,497	-	2,500
Common shares issued for cash (note 5)	111,111	11	406,101	-	406,112
Warrants issued for cash (note 5)	-	-	93,888	-	93,888
Common shares cancelled (note 5)	(40,000,000)	(4,000)	4,000	-	-
Net loss for the period	-	-	-	(122,552)	(122,552)

Balance, June 30, 2007	41,219,311	$4,122	$1,551,698	$(185,195)	$1,370,625

(The accompanying notes are an integral part of these financial statements.)

STARGOLD MINES, INC.
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006 and Cumulative for the Period from the Date of Inception (May 21, 2003) through to June 30, 2007
Unaudited

Period
from the Date of
Inception
(May 21, 2003)
through to June 30,

	2007	2006	2007

Cash Flows from Operating Activities
Net loss	$(122,552)	$(1,523)	$(183,195)
Adjustments for working capital:
Accounts receivable	-	-	(5,120)
Prepaid expenses	(70,437)	-	(70,437)
Accounts payable	(682)	-	19,480

Net Cash Flows Used in Operating Activities	(193,671)	(1,523)	(239,272)

Cash Flows from Investing Activities
Loan receivable	(100,000)	-	(1,100,000)

Net Cash Flows Used in Investing Activities	(100,000)	-	(1,100,000)

Cash Flows from Financing Activities
Issuance of common stock	510,820	-	1,555,820
Advance from related party	(240)	-	240
Loan payable	35,000	2,000	35,000

Net Cash Flows Provided by Financing Activities	545,580	2,000	1,591,060

Net Increase in Cash	251,909	477	251,788

Cash - Beginning of Period	7,879	10,158	-

Cash - End of Period	$259,788	$10,635	$259,788

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

4.	Loan Payable

The loan payable to Blue Water Partners is non-interest bearing, unsecured and has no specified terms of repayment.

5.	Capital Stock

Authorized
1,000,000,000common stock, par value $0.0001 per share
	2007	2006
Issued
41,219,311 common stock (2006 - 81,000,000)	$4,122	$9,000

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

Dated: August 21, 2007

STARGOLD MINES, INC.

By:	/s/ Marcus U. Segal
Name:	Marcus U. Segal
Title:	President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive, Financial, and and Accounting Officer)