Form 10QSB
period 2007-09-30
Stargold Mines, Inc.
filed 2007-11-20
CIK 1301557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51197

STARGOLD MINES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0400208
(State of incorporation)	(IRS Employer ID Number)

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
YES ☒ NO ☐

Number of shares of common stock outstanding as of November 15, 2007: 41,219,311shares of common stock.

Transitional Small Business Format  Yes ☐ No ☒

TABLE OF CONTENTS

PART I
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3 Controls and Procedures
PART II
Item 6. Exhibits
SIGNATURES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

STARGOLD MINES, INC.
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

UNAUDITED

CONTENTS
Condensed Balance Sheet	1

Condensed Statements of Operations	2

Condensed Statements of Cash Flows	3

Notes to Condensed Financial Statements	4 - 9

STARGOLD MINES, INC.
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Balance Sheet
September 30, 2007
Unaudited
ASSETS
Current
Cash	$6,990
Prepaid expenses	87,515
Total Current Assets	94,505
Loan Receivable (note 3)	961,585
Total Assets	$1,056,090
LIABILITIES
Current
Accounts payable	$28,500
Loan payable (note 4)	100,042
Total Current Liabilities	128,542

Total Liabilities	128,542
Contingency (note 7)
STOCKHOLDERS' EQUITY
Capital Stock (note 5)
Authorized
1,000,000,000 common stock,
par value $0.0001 per share
Issued and outstanding
41,219,311 common stock	4,122

Additional Paid-in Capital	1,551,698
Accumulated Other Comprehensive Loss	(237,415)

Deficit Accumulated During the Development Stage	(390,857)

Total Stockholders' Equity	927,548

Total Liabilities and Stockholders' Equity	$1,056,090

(The accompanying notes are an integral part of these condensed financial statements.)

STARGOLD MINES, INC.
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Operations
Three Months and Nine Months Ended September 30, 2007,
and 2006 and the Period from Date of Inception (May 21, 2003)
through to September 30, 2007
Unaudited
	Three Months Ended |2007	Three Months Ended 2006	Nine Months Ended 2007	Nine Months Ended 2006	Period from Date of Inception (May 21, 2003) through to September 30, 2007
Revenue	$-	$-	$-	$3,822	$68,739
Cost of Sales	-	-	-	3,260	60,508

Gross Profit	-	-	-	562	8,231

Expenses
Professional fees	155,174	2,200	203,577	4,200	248,404
Office and general	30,488	55	44,637	140	49,669
Salary and benefits	20,000	-	60,000	-	60,000
Consulting fees	-	-	20,000	-	20,000
Bad debt	-	-	-	-	26,915

Total Expenses	205,662	2,255	328,214	4,340	404,988

Operating Loss	(205,662)	(2,255)	(328,214)	(3,778)	(396,757)
Debt forgiveness	-	-	-	-	5,900
Other income	-	305	-	305	-

Net Loss	(205,662)	(1,950)	(328,214)	(3,473)	(390,857)
Unrealized loss of investment	(237,415)	-	(237,415)	-	(237,415)

Comprehensive Loss	$(443,077)	$(1,950)	$(565,629)	$(3,473)	$(628,272)

Loss per Share
Basic and Diluted	$0.00	$0.00	$0.00	$0.00
Basic and Diluted Weighted Average Number of Common Shares Outstanding During the Period	41,219,311	80,000,000	66,184,327	80,000,000

(The accompanying notes are an integral part of these condensed financial statements.)

STARGOLD MINES, INC.
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Cash Flows
Nine Months Ended September 30, 2007, and 2006 and
Cumulative for the Period from the Date of Inception
(May 21, 2003) through to September 30, 2007
Unaudited

	2007	2006	Period from the Date of Inception (May 21, 2003) through to September 30, 2007
Cash Flows from Operating Activities
Net loss	$(328,214)	$(3,473)	$(390,857)
Adjustments to reconcile non-cash items:
Issuance of common stock for services	2,500	-	2,500
Prepaid expenses	(87,515)	-	(87,515)
Accounts payable	3,218	(89)	28,500
Net Cash Flows Used in Operating Activities	(410,011)	(3,562)	(447,372)
Cash Flows from Investing Activities
Loan receivable	(199,000)	-	(1,199,000)
Net Cash Flows Used in Investing Activities	(199,000)	-	(1,199,000)
Cash Flows from Financing Activities
Issuance of common stock and warrants	508,320	-	1,553,320
Advance from related party	(240)	-	-
Loan payable	100,042	2,000	100,042
Net Cash Flows Provided by Financing Activities	608,122	2,000	1,653,362
Net (Decrease) Increase in Cash	(889)	(1,562)	6,990
Cash - Beginning of Period	7,879	10,158	-
Cash - End of Period	$6,990	$8,596	$6,990

Supplemental Disclosure of Cash Flow Information During the periods, the Company had no cash flows arising from interest and income taxes paid.

(The accompanying notes are an integral part of these condensed financial statements.)

1. Description of Business and Going Concern

a)	Description of Business

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

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the period ended September 30, 2007, the Company experienced a net loss of $328,214 and has a deficit accumulated during the development stage of $390,857 at September 30, 2007.

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

The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

2. Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. There have been no significant changes of accounting policies since December 31, 2006. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2006.

b)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long term measurement objectives for accounting for financial instruments. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements”, and No. 107, “Disclosures about Fair Value of Financial Instruments.” This statement is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

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

2. Summary of Significant Accounting Policies (cont'd)

b)	Recent Accounting Pronouncements (cont'd)

In May 2007, the FASB issued FASB Interpretation FIN No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48-1 is effective retroactively to January 1, 2007. The adoption of FIN 48-1 did not have a material effect on the Company’s condensed financial statements.

In June 2007, the AICPA issued Statement of Position ("SOP") No. 07-1, ''Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" (“SOP No. 07-1”). SOP No. 07-1 clarifies when an entity may apply the provisions of the Guide. Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP No. 07-1 is effective for fiscal years beginning on or after December 15, 2007 with early adoption encouraged. The Company is currently evaluating the impact, if any of SOP No. 07-1 on the Company’s condensed financial statements.

In September 2007, the FASB published Proposed FASB Staff Position ("FSP") No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No.133. Convertible debt instruments within the scope of the proposed FSP are not addressed by APB 14. Therefore, the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007 and will require retrospective application. The Company is currently reviewing the effect, if any, if the proposed FSP were to be adopted.

3.	Loan Receivable

The loan receivable from UniverCompany Limited Liability Company, a Russian limited liability society ("UniverCompany"), is non-interest bearing, unsecured and has no specified terms for repayment, and has face value of $1,199,000. The fair value of the loan was determined to be $961,585, estimated based on a collection period of 2 years, using interest rate of 11%. Unrealized loss has been reported in other comprehensive loss.

4.	Loan Payable

The loan payable to Blue Water Partners bears interest at prime plus 1% per annum beginning October 31, is unsecured and has no specified terms of repayment.

5.	Capital Stock

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

The current provision for income taxes has been computed as follows:

Expected income tax recovery at the statutory rate - 31%	$(103,059)
Valuation allowance	103,059
Current provision for income taxes	-

The Company has tax losses available to be applied against future years' income. Due to the losses incurred in the current period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments, accordingly a 100% valuation allowance has been recorded for the current income taxes and deferred income tax assets.

The Company has deferred income tax assets as follows:

Net operating loss carryforward	$122,730
Valuation allowance for deferred income tax assets	(122,730)
Deferred income tax assets	$-

As of September 30, 2007, the Company had $390,857 of Federal and state net operating loss carryforwards available to offset future taxable income. The Company has the following losses which expire in 20 years from the date the loss was incurred:

Expiry 2023	$1,728
Expiry 2024	4,513
Expiry 2025	5,676
Expiry 2026	50,726
Expiry 2027	328,214
$390,857

7.	Contingency

On November 30, 2006, the Company entered into a stock purchase agreement with UniverCompany and agreed to purchase from shareholders of UniverCompany 100% of the issued and outstanding shares of common stock of UniverCompany. In consideration therefore, the Company will issue to the shareholders of UniverCompany 15,000,000 shares of the Company's common stock.

The acquisition is currently going through the legal procedures required by Russian legislation, and the title did not pass to the Company as of the period end. Shares will be issued when the transaction is approved by the Russian authorities.

8.	Restatement

The stockholders' equity has been retroactively restated to December 31, 2005 to give effect to the 1 for 40 stock split as described in note 5.

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

Effective as of November 23, 2006, we implemented a one for forty (1:40) forward stock split and increased our authorized shares of common stock on a corresponding basis. The number of shares of our common stock increased on a one for forty (1:40) basis, from 25,000,000 shares, par value $0.001, to 1,000,000,000 shares, par value $0.0001.

As disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on December 5, 2006, on November 30, 2006, the Company entered into a Stock Purchase Agreement with UniverCompany Limited Liability Company, a Russian limited liability society ("UniverCompany"), and the shareholder of UniverCompany, Evgeny Belchenko (the "UniverCompany Shareholder")(collectively, the "Univer Agreement"). Pursuant to the Univer Agreement, the Company agreed to purchase from the UniverCompany Shareholder 100% of the issued and outstanding shares of common stock of UniverCompany in exchange for 41,000,000 shares of the Company's common stock. On May 15, 2007, the Univer Agreement was amended to reduce the consideration to 15,000,000 shares of the Company's common stock.

On August 27, 2007, the Company initiated its acquisition of UniverCompany by acquiring 100% of the issued and outstanding shares of common stock of UniverCompany in accordance with the UniverAgreement, as amended. UniverCompany will become a wholly-owned subsidiary of the Company after the Russian registration procedures and completed and approved.

Since inception, we have had an insignificant amount of revenues. Our operations have been limited to general administrative operations. We are considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Proposed Business

On August 27, 2007, the Company initiated its acquisition of UniverCompany by acquiring 100% of the issued and outstanding shares of common stock of UniverCompany in accordance with the UniverAgreement. UniverCompany has begun the process of transferring it’s registration per Russian government procedures. Once this process is complete, UniverCompany will become a wholly-owned subsidiary of the Company. We intend to file under cover of an appropriate SEC periodic report, the financial statements of UniverCompany and pro forma financial statements for UniverCompany and the Company, to the extent required by applicable SEC regulations.

As previously disclosed on December 4, 2006, UniverCompany holds licenses to develop and extract natural resources of gold, copper, tin and lead located in the Siberian and Far Eastern Federal Districts of Russia. Once its acquisition of UniverCompany is complete, StarGold will own rights to the "Nerchinskie" minerals & metals deposit, which StarGold believes contains significant amounts of gold and silver, and approximately 17% of the "Karalon" deposit, which the Company believes has both precious metals and other scare resources such as copper, lead and tin. The balance of the purchase price for Nerchinskie license of approximately $26 million USD must be paid prior to January 2013. Under an agreement dated December 2006, UniverCompany has the option to acquire an additional 63% of the Karalon deposit in return for a payment of $2.8 million USD.

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

In May 2007, the Company received gross proceeds of an aggregate of $500,000 from the sale of 111,111 units of the Company's securities. Each unit consisted of one share of common stock and one half Class A Warrant. Each Class A Warrant is exercisable for one share of common stock at an exercise price of $7.00 for two years from the date of issuance. The units were sold pursuant to Section 4(2) of the Securities Act of 1933.

In June 2007, the Company cancelled 40,000,000 shares of its commons stock which had previously been issued to former directors.

Plan of Operation

We have not generated any revenues during the nine months ended September 30, 2007 and do not expect to generate any revenues over the next six to twelve months. The company's strategy is to complete the procedural steps necessary to register UniverCompany as a wholly-owned subsidiary of StarGold and to raise funds to prove and possibly exploit the Nerchinskie and Karalon properties. Further, Company will continue to seek out investment and acquisition opportunities in Russia and Eastern Europe with the aim of extracting natural resources from existing licenses and acquiring and exploiting other natural resource licenses and properties ultimately developing a portfolio of natural resource opportunities attractive to Western investors.

Our principal business objective for the next twelve months will be to raise funds. If we are not successful, we will then have to seek, investigate and, if such investigation warrants, engage in a business combination with another private entity whose business presents an opportunity for our shareholders.

As of September 30, 2007, we had $6,990 in cash. We incurred a net loss of $205,622 for the period July 1, 2007 to September 30, 2007. During the quarter covered by this Report, the Company made a $99,000 non-interest bearing, unsecured loan to UniverCompany. During the quarter ended September 30, 2007, there was an in increase in professional fees corresponding with the increase in legal and accounting activity associated with completing the acquisition of UniverCompany. Salaries and benefits for the six and nine month period ending June 30, 2007 and September 30, 2007, was $40,000 and $60,000 respectively, as Marcus Segal, the Company's Chief Executive Officer and Chief Financial Officer receives a salary of $20,000 per quarter for services.

During the next twelve months we anticipate incurring costs related to finalizing the acquisition of UniverCompany and the filing of the appropriate SEC periodic reports. We believe we will be able to meet these costs through funds to be loaned by or invested in us by our stockholders, management or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

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

Dated: November 19, 2007

STARGOLD MINES, INC.

By:	/s/ Marcus U. Segal
Name:	Marcus U. Segal
Title:	President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive, Financial, and and Accounting Officer)