Form 10KSB/A
period 2006-12-31
Stargold Mines, Inc.
filed 2008-01-25
CIK 1301557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
(Amending Registrant’s Form 10-KSB filed on April 2, 2007)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

STARGOLD MINES, INC.
(Exact name of Registrant as specified in its charter)

For the year Ended December 31, 2006

Nevada	0-51197	98-0400208
(State or other jurisdiction of	(Commission File Number)	(IRS Employer
incorporation)		Identification No.)

1840 Gateway Drive
Suite 200
San Mateo, California 94404
(Address of principal executive offices)

(650) 378-1214
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12 (b) of the Exchange Act:

None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, par value $.0001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

The issuer’s revenues for its most recent fiscal year were $4,127.

Based on the closing sales price of the Common Stock on March 30, 2007, the aggregate marker value of the voting stock of registrant held by non-affiliates was $188,600,000.

As of March 30, 2007, the Registrant had outstanding 81,000,000 shares of common stock issued and outstanding.

Documents Incorporated By Reference: None

Transitional Small business Issuer Disclosure Format (check one): Yes ☐ No ☒.

TABLE OF CONTENTS

Page
Cautionary Statement for Forward Looking Information	1

PART II

Item 7. Financial Statements	1

PART III

Item 13. Exhibits	2

SIGNATURES	3

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of !934, as amended. These statements relate to our ability to consummate the contemplated transaction with Univercompany described herein, our ability to manage the operations of such company in Russia if we close the transaction, future actions or events, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings and objectives of management. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by us. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward-looking statements are made based on our management’s current expectations, beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

ITEM 7. Financial Statements

The Company’s audited financial statements for the periods ended December 31, 2006 and 2005 are attached hereto as F-1 through F-13.

ITEM 13. Exhibits

Exhibit No.	Description
31.1	Certification by Principal Executive Officer and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934. *

32.1	Certification by Principal Executive Officer and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350) *

•	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STARGOLD MINES, INC.

By:	/s/ Marcus Segal
Date: January 25, 2008	Marcus Segal
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and (Principal Executive, Financial and Accounting Officer)

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND THE
PERIOD FROM THE DATE OF INCEPTION (MAY 21, 2003)
THROUGH TO DECEMBER 31, 2006

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Stargold Mines, Inc.:

We have audited the accompanying balance sheet of Stargold Mines, Inc. (a development stage company) as of December 31, 2006 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2006 and the period from the date of inception (May 21, 2003) through to December 31, 2006, except as explained as follows: we did not audit the cumulative data from May 21, 2003 to December 31, 2005. The cumulative data was audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts in the cumulative data through December 31, 2005, is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provided a reasonable basis for our opinion.

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
March 26, 2007 except as to note 9
which is as of January 23, 2008

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

/s/ Armando C. Ibarra, CPA
Chula Vista, CA
January 19, 2006

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
December 31, 2006 and 2005
		(Note 8)
	2006	2005
ASSETS
Current
Cash	$7,879	$10,157
Accounts receivable	-	26,915

Total Current Assets	7,879	37,072
Loan Receivable (note 3)	1,000,000	-

Total Assets	$1,007,879	$37,072

LIABILITIES
Current
Accounts payable	$25,282	$89
Advance from related party (note 4)	240	3,900

Total Current Liabilities	25,522	3,989

Total Liabilities	25,522	3,989

STOCKHOLDERS' EQUITY
Capital Stock (note 5)	9,000	8,000
Additional Paid-in Capital	1,036,000	37,000
Deficit Accumulated During the Development Stage	(62,643)	(11,917)

Total Stockholders' Equity	982,357	33,083

Total Liabilities and Stockholders' Equity	$1,007,879	$37,072

(The accompanying notes are an integral part of these financial statements.)

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations and Comprehensive Loss
Years Ended December 31, 2006, 2005 and the Period from the Date of Inception (May 21, 2003) through to December 31, 2006

			Inception
			(May 21, 2003)
		(Note 8)	to December 31,
	2006	2005	2006
Revenue	$4,127	$17,228	$68,739
Cost of Sales	3,259	15,605	60,508

Gross Profit	868	1,623	8,231

Expenses
Bad debt	26,915	-	26,915
Office and general	1,097	799	5,032
Professional fees	29,482	6,500	44,827

	57,494	7,299	76,774

Operating Loss	(56,626)	(5,676)	(68,543)
Other Income
Debt forgiven	5,900	-	5,900

Net Loss and Comprehensive Loss	$(50,726)	$(5,676)	$(62,643)

Basic and Diluted Loss Per Weighted Average Number of Shares Outstanding During the Year	$(0.0006)	$(0.0001)

Basic Weighted Average Number of Shares During the Year	80,084,932	80,000,000

(The accompanying notes are an integral part of these financial statements.)

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Equity
Years Ended December 31, 2006, 2005 and the Period from the Date of Inception (May 21, 2003) through to December 31, 2006

				(Note 9)
				Deficit
				Accumulated
	Common	Common	Additional	During the
	Shares	Shares	Paid-in	Development	Stockholders'
	Number	Amount	Capital	Stage	Equity
Balance, May 21, 2003	1,000,000	$1,000	$4,000	$-	$5,000
Net loss for the period	-	-	-	(1,728)	(1,728)

Balance, December 31, 2003	1,000,000	$1,000	$4,000	$(1,728)	$3,272

Common shares issued	1,000,000	1,000	39,000	-	40,000
Net loss for the period	-	-	-	(4,513)	(4,513)

Balance, December 31, 2004	2,000,000	$2,000	$43,000	$(6,241)	$38,759
Net loss for the period	-	-	-	(5,676)	(5,676)
Balance, December 31, 2005 - as previously reported	2,000,000	$2,000	$43,000	$(11,917)	$33,083

Restated to give retroactive effect to the November 23, 2006 1 for 40 stock split (note 5 and 8)	78,000,000	6,000	(6,000)	-	-

December 31, 2005 - as restated	80,000,000	8,000	37,000	(11,917)	33,083

Common shares issued	1,000,000	1,000	999,000	-	1,000,000

Net loss for the period	-	-	-	(50,726)	(50,726)

Balance, December 31, 2006	81,000,000	$9,000	$1,036,000	$(62,643)	$982,357

(The accompanying notes are an integral part of these financial statements.)

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows
Years Ended December 31, 2006, 2005 and the Period from the Date of Inception (May 21, 2003) through to December 31, 2006

			Inception
		(Restated	(May 21, 2003)
		note 8)	to December 31,
	2006	2005	2006
Cash Flows from Operating Activities
Net loss	$(50,726)	$(5,676)	$(62,643)
Adjustments for working capital:
Accounts receivable	26,915	(455)	-
Inventory	-	3,436	-
Accounts payable	25,193	(167)	25,282

Net Cash Flows Provided by (Used in) Operating Activities	1,382	(2,862)	(37,361)

Cash Flows from Investing Activities
Deposit	-	250	-
Loan receivable	(1,000,000)	-	(1,000,000)

Net Cash Flows (Used in) Provided by Investing Activities	(1,000,000)	250	(1,000,000)

Cash Flows from Financing Activities
Issuance of common stock	1,000,000	-	1,045,000
Advances from related party	(3,660)	3,900	240

Net Cash Flows Provided by Financing Activities	996,340	3,900	1,045,240

Net (Decrease) Increase in Cash	(2,278)	1,288	7,879
Cash - Beginning of Year	10,157	8,869	-

Cash - End of Year	$7,879	$10,157	$7,879

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

The Company's ability to continue as a going concern is contingent upon its ability to secure additional financing, achieving additional sales of its product and attaining profitable operations.

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

In July 2006 FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No.109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB No. 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The application of SAB No. 108 did not have a material effect on the Company's financial position and results of operations.

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

2.	Summary of Significant Accounting Policies (cont'd)

j)	Recent Accounting Pronouncements (cont'd)

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

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

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

4.	Advance from Related Party

These advances, from a director, are non-interest bearing, unsecured and have no specified terms of repayment.

5.	Capital Stock

Authorized

1,000,000,000 common stock, par value $0.0001 per share

		(Restated Note 8)
	2006	2005
Issued
81,000,000 common stock (2005 - 80,000,000)	$9,000	$8,000

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

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

6.	Income Taxes (cont'd)

The provision for income taxes has been computed as follows:

	2006	2005
Expected income tax recovery at the statutory rate - 31%	$(15,928)	$(1,782)
Valuation allowance	15,928	1,782

Provision for income taxes	$-	$-

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

STARGOLD MINES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2006 and 2005

9.	Restatement of Previously Issued Financial Statements

The stockholders' equity statement has been corrected to include the cumulative information from the date of inception (May 21, 2003) through to December 31, 2004, which is required by U.S. generally accepted accounting principles and was not previously reported.