Form 10KSB
period 2007-12-31
Stargold Mines, Inc.
filed 2008-04-15
CIK 1301557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007

Commission file number 0-51197

STARGOLD MINES, INC.
(Exact name of Registrant as specified in its charter)

Nevada	98-040020
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1840 Gateway Drive
Suite 200
San Mateo, California 94404
(Address of principal executive offices)

Registrant's telephone number, including Telephone Number: 650-378-1214

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.0001 per share
(Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the
Exchange Act ☐
Check whether the issuer (1) filed all reports required to be filed pursuant to Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports) or (2) has been subject to such filing requirements for the past 90 days ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐*

* On March 18, 2008, the Company made an acquisition and may no longer be a shell company.

The issuer's revenues for its most recent fiscal year were $0.

Based on the closing sales price of the Common Stock on April 1, 2008, the aggregate market value of the voting stock of registrant held by non-affiliates was $4,575,344.

As of April 1, 2008, the Registrant had outstanding 56,219,311 shares of common stock issued.

Documents incorporated by reference: None

Transitional Small Business Issuer Disclosure Format (Check one): Yes  ☐ No ☒

TABLE OF CONTENTS

Cautionary Statement for Forward Looking Information

ii

PART 1

As used in this Form 10-KSB, references to the “Registrant”, the "Company," "we," "our" or "us" refer to Stargold Mines, Inc. and our subsidiary, UniverCompany Limited Liability Company, a Russian limited liability society, unless the context otherwise indicates.

Background

On November 30, 2006, the Company entered into a Stock Purchase Agreement with UniverCompany Limited Liability Company, a Russian limited liability society (“UniverCompany”), and the shareholder of UniverCompany, Evgeny Belchenko (the “UniverCompany Shareholder”) (collectively, the “Univer Agreement”). Pursuant to the Univer Agreement, the Company agreed to purchase from the UniverCompany’s Shareholder 100% of the issued and outstanding shares of common stock of UniverCompany in exchange for 41,000,000 shares of the Company’s common stock. In May 2007, the Univer Agreement was amended to provide that the consideration for the shares of UniverCompany would be 15,000,000 shares of the Company’s common stock, rather than 41,000,000 shares.

On March 18, 2008, our Russian counsel advised that, according to the laws of the Russian Federation, all requirements had been met for the acquisition of UniverCompany and as such was completed. As a result of the acquisition, UniverCompany has become a wholly-owned subsidiary of the Company. Evgeny Belchenko currently owns 15,000,000 shares, representing approximately 26.7%, of the Company’s outstanding common stock.

Forward-Looking Statements

This Current Report on Form 10-KSB (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future actions or events, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings and objectives of management. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Report or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by us. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;
•	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

•	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;
•	the potential for delays in exploration or development activities or the completion of feasibility studies;
•	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;
•	risks related to commodity price fluctuations;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
•	risks related to environmental regulation and liability;
•	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
•	risks related to tax assessments;
•	political and regulatory risks associated with mining development and exploration, particularly as it relates to operations in Russia;
•	other risks and uncertainties related to our prospects, properties and business strategy;
•	our ability to implement our business plan;
•	our ability to hire and maintain the personnel necessary to operate our business.

The above list is not an exhaustive list of the risk factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

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

Item 1.	Description of Business

Our History

The Company was incorporated under the laws of the State of Nevada on May 21, 2003 under the name Sockeye Seafood Group, Inc. On November 13, 2006, we entered into a Plan and Agreement of Merger with our wholly-owned subsidiary, Stargold Mines, Inc., a Nevada corporation, formed by us on November 8, 2006 for the sole purpose of entering into such merger (the “Subsidiary”). Prior to the merger, the Subsidiary had no assets or liabilities and no previous operating history.

The merger was consummated on November 23, 2006. On that date, the Company filed with the Secretary of State of Nevada Articles of Merger, pursuant to which the Subsidiary merged with and into the Company in accordance with the Plan of Merger. Pursuant to the Articles of Merger, the Company also changed its name from “Sockeye Seafood Group, Inc.” to “Stargold Mines, Inc.”

Simultaneously with the merger, the Company filed with the Secretary of State of Nevada a Certificate of Change, effective as of November 23, 2006, pursuant to which the Company implemented a one for forty (1:40) forward stock split and increased its authorized shares of common stock on a corresponding basis. The number of shares of common stock issued and outstanding prior to the forward split was 2,000,000 shares. After the forward split, the number of shares of common stock issued and outstanding was 80,000,000 shares. The Certificate of Change also increased the number of authorized shares of common stock of the Company on a one for forty (1:40) basis, from 25,000,000 shares, par value $0.001, to 1,000,000,000 shares, par value $0.0001. During the year ended December 31, 2007, we cancelled 40,000,000 shares owned by previous management of the Company.

Since inception, the Company has had an insignificant amount of revenues. Our operations have been limited to general administrative operations. We are considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

UniverCompany was formed under the laws of the Russian Federation on April 21, 2003.

Our Business

Through our acquisition of UniverCompany, we intend to engage in the exploration, development and extraction of natural resources from certain properties to which UniverCompany has ownership rights pursuant to Russian law. UniverCompany’s General Director is Evgeny Belchenko.

Mr. Belchenko is an accomplished Russian mining engineer. In 1977, he obtained a Bachelor's Degree in mountain engineering from Moscow State Mountain Institute and in 2005 earned a Ph.D in engineering science from St. Petersburg State Polytechnic Institute. Mr. Belchenko is a full member of the International Mining Academy (MAI). Over the last 20 years, Mr. Belchenko has participated in expert valuations and estimates of mining enterprises in the Russian Federation, South Africa, Zimbabwe, Namibia, Mozambique, Zambia, Australia, Angola and Mongolia. He has served as a director for Bilibinskiy Mining Processing and Industrial Works and was a founder of the Republic of Buryatiya Precious/Rare Earth Metals development project that performs mineral exploration projects throughout Buryatiya and Chita.

In conjunction with Canadian-based mining firm Knelson Gravity Solutions, Mr. Belchenko developed and introduced a series of gravity-based concentrators now known universally as "Knelson Concentrators." They are primarily used for fine gold and other precious metal recovery and the Company believes that it is among the most efficient metals recovery platforms in the world.

Mr. Belchenko is on the faculty at Moscow State Mountain Institute and has authored two books: Gold of the Russian Interior (Moscow, 2000) and Physical Processes For Mining Minerals In Permafrost (Moscow State Mountain University, Moscow, 2000). He has also has received numerous awards in his career, including the State Medal "For merits Before The Fatherland" and was the winner of the gold medal for "The Miner Of Russia."

Accordingly, through UniverCompany and with Mr. Belchenko’s experience, we plan to engage in the extraction of precious metals, such as gold and silver; and scarce resources, including copper, lead, tin and scandium, from raw and partially processed material from a mine (“tailings”). Pursuant to a Purchase and Sale Agreement No. Yuv/ZGP, dated November 5, 2006, as amended on December 1, 2006 (collectively “the Nerchinskiye Agreement”), UniverCompany obtained the rights to extract metals from two consignments of tailings, aggregating 254,906 tons, from the Nerchinskiye Rudniki mining dump (the “Nerchinkiye Dump”) from Mining Corporation Zabaikalgeoprom Limited Liability Company, a Russian entity (the “Seller”).

The Nerchinkiye Agreement provides that 133,271 tons of tailings from the Nerchinkiye Dump were to be delivered on or before December 31, 2006 (the “First Consignment”). In exchange, UniverCompany would pay the Seller 10,000,000 rubles (approximately $392,000) on or before December 31, 2007, that has not been paid to date, and December 31, 2008, respectively. The balance of 672,729,331 rubles (approximately $26,189,486) for the First Consignment would be paid in equal monthly installments between 2009 and 2012. The above referenced payments commence, if, and when, minerals are successfully extracted. If UniverCompany is unable to implement, develop, or acquire an extraction method and begin extracting metals from the Nerchinkiye Dump, it is entitled to cancel the Nerchinkiye Agreement. Although UniverCompany is deemed to be the owner of the Nerchinkiye Dump, if UniverCompany begins extraction of the Dump and does not make the payments described above, the Seller may terminate the Nerchinkiye Agreement and claim the property back from UniverCompany.

The Nerchinkiye Agreement provides for the transfer of the balance of an additional 121,635 tons of tailings (the “Second Consignment”). The Second Consignment is to be delivered to UniverCompany, provided the UniverCompany requests this consignment by December 30, 2008, provided, however, that UniverCompany is under no obligation to do so. If UniverCompany requests the Second Consignment, 632,270,669 rubles (approximately $24,614,422) must be paid in equal monthly installments between 2009 and 2012.

If we obtain sufficient financing, additional projects will be focused on the exploration and appraisal of placer (sand or gravel that contains minerals of value) and ore deposits suitable for the processing and extraction of precious metals such as gold and silver; and scarce resources, including copper, lead, tin and scandium.

UniverCompany also has a contractual option to purchase up to an 80% ownership of Rudkaralon LLC, a Russian limited liability company that owns the rights to exploit minerals in a region called Rudkaralon. In order to obtain such interest, payments must be made to the individual shareholders of Rudkaralon LLC in an aggregate amount of approximately $3,325,000.

Although UniverCompany paid $700,000 for approximately 17.5% of the shares of Rudkaralon LLC, the payment made by UniverCompany constitutes only a partial payment to these shareholders for the shares they own and under the terms of the agreement, said shareholders will not fully transfer any ownership shares of Rudkaralon LLC until paid in full. If UniverCompany does not make its payments in a timely manner, the shareholders of Rudkaralon will be entitled by the Russian Civil Code to seek the termination of the agreement. The shareholders of Rudkaralon LLC have informed Univer that they are seeking other purchasers and indicated that the $700,000 would be returned.

We are continually engaged in the process of raising money and allocating the proceeds between the Company’s current contractual obligations, administrative needs, desired exploration projects, and acquisition of new assets. As a result of the foregoing, the primary measures of the Company’s performance for any given period lies in the amount of money it was able to raise, the amount of exploration it was able to undertake and the results of those exploration efforts.

The mineral resource business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. Our company is currently in the exploration stage.

The mineral exploration, development, and production industry is highly competitive. We compete with other exploration companies looking for mineral resources in Russia. We are one of the smaller exploration companies presently active.

To date, we have not completed the acquisition of a land-based mineral property as evidenced by a deed (the Nerchinskiye mineral property is a Dump being housed in a storage facility not owned by Stargold Mines, Inc. or UniverCompany) and there is no guarantee that we will do so at any point. We intend to raise the funds necessary to acquire the rights to exploit the Rudkaralon property and explore this property with a goal of developing and extracting any mineral deposits we discover or selling or otherwise assigning the rights to do so.

Employees

Stargold Mines, Inc. currently has 1 full time employee. UniverCompany has 3 full time employees.

Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in evaluating our company and its business before investing in our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Associated With Mining

In order for the tailings of the Nerchinskiye Dump to be profitably exploited, the desirable minerals and ores must be separated from all of the other minerals in the ore. This leaves a concentrate that is richer in the desired mineral or metal. There are many techniques available for separation and concentration of minerals. We plan to primarily use three techniques: The “Coating method” whereby crushed materials are put into a solvent that causes mineral ore to dissolve, creating a mineral rich solution; “Flotation,” whereby crushed material is put into a liquid with a density that lies between the density of the ore mineral and the density of the gangue minerals; and “Hydro-metallurgy,” also called the “Fracture Properties Method.” whereby ore minerals are passed through specially designed sieves or filters to separate the ore minerals from the gangue (unwanted materials) by particle size.

If we are unable to successfully implement, acquire, or develop a profitable extraction program using the methods listed above to profitably extract rare earth minerals and precious metals from the Nerchinkiye Dump, monies spent on the attempted exploitation of the Nerchinskiye Dump will be lost and the pro-forma, as it is presented in this report, will need to be restated.  Further, failure to extract rare earth minerals and precious metals from the Nerchinskiye Dump may require the Company to raise additional funds to continue its operations.

Failure to Meet Rudkaralon Contract Obligations.

We have not met our contractual obligations to the sellers of Rudkaralon LLC. To date, UniverCompany has paid $700,000 for approximately 17.5% of the shares of Rudkaralon with an approximate $2,545,000 balance. Without a controlling interest in the property, there may be difficulty gaining support from other shareholders for the extraction of minerals from mining sites (if suitable economically viable mining sites are ever discovered).

Remote Likelihood of Finding a Mineral Reserve.

A mineral reserve is defined by the SEC in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7 ) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the SEC's Industry Guide 7 is extremely remote. Mining is a highly speculative industry whereby funds spent on exploring must uncover commercially significant quantities of precious metals and minerals extractable with the funds Company has on hand or can raise.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Many of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. The Russian Federation’s current regulations lack flexibility for subsoil license holders and could get worse in time, causing potential difficulties for foreign investors when they seek licenses and permits to expand operations. Therefore, there can be no assurance that we will be able to obtain the permits required for the continued exploration of mineral properties or for the construction and operation of a mine on properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our Company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, from the extraction and sale of precious and base metals such as gold, silver and copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and license mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of gold and other mineral products. Therefore, we will likely be able to sell any gold or mineral products that we identify and produce.

We compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Risks associated with our business

If our business strategy is not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

As discussed in the Notes to Financial Statements included in this Report, UniverCompany had no revenue and a comprehensive loss of $1,893,000 during the year ended December 31, 2007 (the “2007 Fiscal Year”). These factors raise substantial doubt that we will be able to continue operations as a going concern, and UniverCompany’s independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for our 2007 Fiscal Year. Their and our Company’s ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. In addition, we are subject to interest payments to the stockholders of Rudkaralon in the amount of 36.5% per annum should the Company decide to acquire the remaining available 63% interest in Rudkaralon. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Our limited operating history makes it difficult to evaluate our future prospects.

We have just consummated the acquisition of UniverCompany. Accordingly we have no previous experience in the business of exploring mineral resource properties. As a result, we have never had any revenues from mining operations. In addition, our operating history has been restricted to the acquisition and exploitation of the mining dump currently owned by UniverCompany and this does not provide a meaningful basis for an evaluation of our prospects if we determine that we have a mineral reserve. Prior to performing the necessary exploration work, we have no way to evaluate the likelihood of whether our mineral property contains any mineral reserve or to determine if we will be able to build or operate a mine successfully. Our prospects are subject to risks and uncertainties frequently encountered by start-up companies in new and rapidly evolving markets such as the mineral resources market.

We have a history of losses and anticipate continued losses, and we may be unable to achieve profitability.

We have never been profitable as a public company and expect to continue to incur operating losses on both a quarterly and annual basis for at least the end of the fiscal year ended December 31, 2008 (the “2008 Fiscal Year”). We may be unable to achieve profitability in the future.

We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. During the twelve months ending March 31, 2009, we expect to spend approximately $11,528,000 on the maintenance and exploration of our mineral properties and the operation of our company. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to raise funds or generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a material adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. As a result, we will need to generate significant revenues to achieve profitability. We cannot assure you that revenues will grow in the future or that we will achieve sufficient revenues for profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, our business would be severely harmed.

We have no known commercially viable ore reserves and we may not find any mineral resources or, if we find mineral resources, the deposits may be uneconomic or production from those deposits may not be profitable.

We have not established that the Nerchinskiye Dump contains mineral reserves that may be extracted for commercial profit. If we do not, our business will fail. We have no known ore reserves and we may not find any mineral resources on the Rudkaralon sites if we are able to acquire Rudkaralon. Even if we find mineral substances, it may not be economically feasible to recover them, or to make a profit in doing so. If we cannot find mineral resources, or if it is not economically viable to recover the mineral resources, we will have to cease operations.

If we do not raise enough money for exploration, we will have to delay exploration or go out of business.

We are in the very early exploration stage on our properties and we need additional financing before we are able to continue our exploration efforts. We have generated only nominal revenues from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. We have not made any arrangements for financing and we may be unable to raise financing. If we are not able to raise any financing we will have to delay our exploration or go out of business. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity and debt securities, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

As of December 31, 2007, UniverCompany had $69,000 in cash and cash equivalents and incurred a comprehensive net loss of $1,893,000 for the 2007 Fiscal Year.  We estimate our average monthly operating expenses to be approximately $10,000 per month, not including exploration, general and administrative expenses. Once we commence exploration activities, we will require approximately $833,000 per month. As a result, we believe that if we are to commence exploration and extraction activities that we will have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months.

We may not have access to all of the supplies and materials we need to begin exploration that could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate, or negotiate with, any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after our funding requirements are complete. If we cannot find the funds and products and equipment we need, we will have to suspend our exploration plans until we do find the funds and products and equipment we need.

We do not have enough money to complete our exploration and consequently may have to cease or suspend our operations unless we are able to raise additional financing.

We are in the very early exploration stage on each of our properties and we need additional financing before we are able to continue our exploration efforts. Because we are conducting exploration on undeveloped projects, we do not know how much we will have to spend to find out if there is mineralized material on our property. If we are unable to find exploration partners to venture with to complete our exploration programs on our properties, we will need to raise additional funds from a public offering, a private placement or loans. There is no assurance that we will be able to raise additional money in the future. If we need additional money and cannot raise it, we will have to suspend or cease operations.

We face intense competition in the mineral resources market and we cannot assure you that we will be able to compete successfully.

The mineral resources market is a well rapidly evolving and intensely competitive marketplace, and we expect competition to intensify in the future. Barriers to entry are minimal, and the Russian economy is flourishing which could allow more competitors to enter the mining business. Our business could be severely harmed if we are not able to compete successfully against current or future competitors. Although we believe that there may be opportunities for several providers of products, a single provider could end up dominating the market.

Decreases in prices of precious metals would reduce our revenues.

The profitability of precious metals mining operations (and thus the value of our properties) is directly related to the market price of precious metals. The market price of various precious metals fluctuates widely and is affected by numerous factors beyond the control of any mining company. These factors include industrial and jewelry fabrication demand, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold sales and loans by central banks, forward sales by gold producers, global or regional political, economic or banking crises, and a number of other factors. If the market price of precious metals should drop, any revenues that we may have would also drop. In addition, if the gold price drops dramatically, we might not be able to recover our investment in properties. The selections of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine, and can eliminate or have a material adverse impact on the value of our properties or interests.

Our possible revenues are subject to operational risks of the mining industry.

Our financial results will be subject to all of the hazards and risks normally associated with developing and operating mining properties. These risks include, but are not limited to:

•	insufficient ore reserves;
•	fluctuations in production costs that may make mining of ore uneconomic;
•	declines in the price of gold;
•	significant environmental and other regulatory restrictions;
•	labor disputes;
•	geological problems;
•	pit walls or tailings dam failures;
•	natural catastrophes such as floods or earthquakes;
•	political risks associated with operations in developing countries; and
•	the risk of injury to persons, property or the environment.

The mining industry is subject to significant environmental risks

Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Laws and regulations in the United States and abroad intended to ensure the protection of the environment are constantly changing and generally are becoming more restrictive and costly. The Russian Federation is working internally and with the Organization for Economic Cooperation and Development (“OECD”) to develop systems to integrate environmental concerns into its economic reform process. In the last five years, government agencies have been set up at the national and sub-national level for environmental policy design, regulation and compliance. Laws establishing liability for environmental accidents are now in place. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the companies within the mining industry, such as the operators of the mines in which we hold a royalty interest, at a reasonable price. If an operator is forced to incur significant costs to comply with environmental regulations, or becomes subject to environmental restrictions that limit its ability to continue or expand operations, it could reduce our royalty revenues. To the extent that we become subject to environmental liabilities for the time period during which we were operating properties, the satisfaction of any liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition and results of operations.

Risks related to doing business in Russia

Our sales and operations are subject to greater risks associated with doing business in foreign countries.

 Potential Foreign operations may pose greater risks than business in the United States. In some countries there is increased chance for economic, legal or political changes. Foreign operations may be sensitive to changes in a foreign government’s national priorities and budgets. International transactions can involve increased financial and legal risks arising from foreign exchange-rate variability and differing legal systems. An unfavorable event or trend in any one or more of these factors could adversely affect our revenues and earnings.

We believe that the Russian Federation’s current legislation does not adequately regulate the transfer of subsoil use rights. The current system is highly bureaucratic and mistakes could lead to invalidation of licenses regardless of how much money has been invested by an operator. Under current legislative and administrative procedures in the Russian Federation, discovering a commercially viable deposit does not ensure that an Operator will obtain the right to the development of a mine.

Risks associated with our common stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares .

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like FINRA (NASDAQ) or national stock exchanges. Accordingly, shareholders may have difficulty reselling any of the shares.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, the SEC has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the SEC believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The SEC requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic, and fluctuations in the trading price of our common stock could make it difficult for our shareholders to sell their shares or liquidate their investments

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to variations in quarterly results of operations, the gain or loss of significant customers, changes in earning estimates by analysts, announcements of new mining sites or reserves by us or our competitors, general economic conditions and other events or factors, many of which are beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities

Our Articles of Incorporation authorize the issuance of 1,000,000,000 shares of common stock. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Item 2.	Description of Properties

We have one subsidiary, UniverCompany Limited Liability Company, a Russian limited liability society, organized on April 21, 2003. UniverCompany has offices located at 73 Volokolansko Highway, Russian Federation, 125424.

Our principal executive offices are currently located at 1840 Gateway Drive, Suite 200, San Mateo, CA 94404 USA. Our telephone number is 650-378-1214. We lease these premises at a cost of $190 per month from HQ Office Headquarters. The lease is a month to month lease.

Location and Access

Nerchinskiye Dump

The “Nerchinskiye Dump” is being held at the Artel Strarateley Soyuz Open Joint-Stock Company, a storage/depository facility in Balei, located in Russia in a region of Far Eastern Siberia called Chita.

The Nerchinskiye Dump includes post-enrichment dumps (also called industrial heaps) from the Nerchinks Polymetal Combine, a now-defunct company that specialized in zinc and lead mining. The Nerchinskiye Dump contains industrial heaps comprised of mineral raw materials that include ores, drudge (the inferior portions of previously processed ore), and waste from the Nerchinsk Polymetal Combine formerly operated under the former USSR’s National Ore Mining and Concentrating program (“GOK System”). The planned economy before the dissolution of the USSR allowed inefficient money-losing mining companies to function. When the country moved to a market economy, the GOK System proved unviable because mineral deposits were mined inefficiently: only 1-2 components were mined, (tin, lead and others), while other elements, in the form of ore, would accumulate in the wastes, and some ores would even be considered drudge. When these companies were shut down, large heaps of wastes were left behind. With the use of modern mining technologies, these heaps may constitute valuable mineral raw material for extraction of precious and rare-earth metals.

The tailings that comprise the dump resulting from the mining operations at the former Nerchinsk Polymetal Plant have been placed into storage above ground while awaiting processing. The Company believes that the Nerchinskiye tailings contain significant raw materials within the complex agglomerate ore. Further commodities present include gold, silver, zinc, copper and lead.

The Company’s plan is to process the tailings of the Nerchinskiye Dump using modern mining techniques like “flotation” whereby crushed material is put into a liquid with a density that lies between the density of the ore mineral and the density of the gangue minerals, “coating” whereby crushed material is put into a solvent, and “hydro-metallurgy” where minerals are granulated and sorted through sieves using water.

Work on the extraction of the minerals located in the Nerchinskiye Dump will begin approximately one year after necessary funding is acquired to purchase the necessary equipment to begin the process and secure agreements with the firms that operate that machinery.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of the Securityholders

No matters were submitted to the Company’s stockholders during the Company’s fiscal quarter ended December 31, 2007.

PART II

Item 5.	Market for Our Common Stock and Related Stockholder Matters

Our common stock has been quoted on the OTC Bulletin Board under the symbol "SGDM.OB" since approximately October 23,  2006. The following table sets forth the range of quarterly high and low prices of the common stock as reported by NASDAQ for the periods indicated.

Periods	High	Low

October 23, 2006 to December 31, 2006	$4.50	$1.15

Financial Quarter Ended:

March 31, 2007	$7.00	$3.80
June 30, 2007	$7.60	$3.85
September 30, 2007	$0.65	$0.15
December 31, 2007	$0.522	$0.20

The quotations do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Record Holders. As of April 1, 2008, we had approximately 21 shareholders of record holding a total of 56,219,311 shares of common stock -- 40,000,000 shares free trading. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends. We have not declared any dividends since inception and do not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Transfer Agent. The transfer agent of our common stock is Holladay Stock Transfer, 2929 N. 67th Place, Scottsdale, Arizona, 480-481-3940.

Purchases of Our Equity Securities. Neither we nor any of our affiliates purchased any equity securities from our stockholders during our fiscal quarter ended December 31, 2007.

Equity Compensation Plans. We do not have any equity compensation plans.

Recent Sales of Unregistered Securities. During the last three years, we have issued the following securities without registration under the Securities Act:

In December 2006, we issued and sold to Hampton Park Capital LLC 1,000,000 units of our securities, each unit consisting of one share of common stock and one share purchase warrant, for a total purchase price of $1,000,000 ($1.00 per unit), pursuant to the exemption from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The exercise price of the warrants is $2.50 per share. The proceeds of the sale were loaned to UniverCompany.

On May 25, 2007, we received $500,000 from a European institutional investor in exchange for 111,111 units consisting of one common share and a half of a purchase warrant. Each full purchase warrant is exercisable into one common share at $7.00 each.

On or about August 27, 2007, the Company obligated itself to issue 15,000,000 shares of common stock, representing approximately 26.7% of the Company’s outstanding shares of common stock, to the UniverCompany Shareholder, Evgeny Belchenko, in exchange for 100% of the issued and outstanding shares of common stock of UniverCompany pursuant to the Purchase Agreement as amended on May 15, 2007. The issuance of the shares was exempt from the registration requirements of the Securities Act, in reliance upon the exemptions under Regulation S, Section 4(2) and Rule 506 thereunder. As a result of the issuance of 15,000,000 shares in March 2008, representing approximately 26.7% of the Company’s outstanding common stock, Evgeny Belchenko became the principal stockholder of the Registrant.

Item 6.	Management's Discussion and Analysis or Plan of Operation

As of the date of this Report, neither the Company nor UniverCompany has had any revenues for the current fiscal year. Over the next twelve months, we intend to engage in the exploitation of the Nerchinskiye Dump, raise the funds necessary to acquire mining sites and to begin exploration and possible limited exploitation of ore sites and to seek out and possibly acquire other ore sites containing precious metals, placer, or other high value minerals.

We anticipate that we will require approximately $11,428,000 for the 12 months ending March 31, 2009 to fund our plans with respect to commencing the exploitation of the Nerchinskiye Dump, the purchase of necessary machinery and equipment to explore mining sites and to haul and process raw materials from Nerchinskiye. Additional funds will be used for performing due diligence, including extensive geologic testing to determine the potential viability of mining sites and other properties being considered for acquisition, general operating expenses, and to start exploration and limited exploitation of mining sites (if acquired). In some cases, exploration will be performed to establish reserves for exploitation by the Company or to assist in the sale of our claims to third parties.

The Company intends to finance its operations by way of equity private placement.
The following discussion focuses on our property, our goals regarding that property for the next 12 months and how we intend to accomplish our goals.

We have projected a budget of US $11,428,000:
Budget	Total US$
Prospecting - Mapping, geochemical sampling, due diligence of potential acquisition targets	2, 458, 000
Construction	400,000
Payment for mining sites	5, 000, 000
Purchase of deposits	450, 000
Material - technical expenses	80, 000
Machines and equipment	2, 003, 000
Other expenses	600, 000
Administrative-and-managerial expenses	437,000

Total cost	11, 428, 000

We intend to finance our activities via brokered or non-brokered private placements during the next twelve months. The amount and conditions precedent to such fund-raising are presently under consideration.

Financial Condition, Liquidity and Capital Resources

Going Concern Consideration

Both the Company and UniverCompany have historically incurred losses since inception through December 31, 2007. UniverCompany, by itself, incurred comprehensive loss of $1,893,000 during the 2007 Fiscal Year. We will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings and/or bank financing, although we do not currently have any arrangements in place to effect any such financing and there can be no assurance that we will be able to raise the funds required.

Due to the uncertainty of UniverCompany’s ability to meet the operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2007, UniverCompany’s independent auditors included an explanatory paragraph regarding concerns about their ability to continue as a going concern. UniverCompany’s financial statements contained additional note disclosures describing the circumstances that lead to this disclosure by UniverCompany’s independent auditors.

The continuation of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R) (the “Share Based Payment”) (revised 2004). In addition, in March 2005 the SEC issued Staff Accounting Bulletin Topic 14,“Share-Based Payment” (SAB 107) which provides interpretations regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, “ Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25. FAS 123(R) will require us to measure the cost of employee services received in exchange for stock option awards based on the grant date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We will report such costs as part of our salary and benefits expenses. On April 14, 2005, the SEC announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS  123(R) as of the beginning of the first annual reporting period that begins after December 15, 2005, which is our fiscal year ended December 31, 2006. Currently, the cumulative effect of initially applying FAS 123(R) has not been determined and is subject to change depending on future events.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Use of Estimates

The preparation of financial statements in conformity with US GAAP generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

The fair values of accounts payable, accrued liabilities and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Financial Condition and Results of Operation

For the year ended December 31, 2007, the Company and UniverCompany had minimal business operations and continued to sustain losses. Our operating expenses consist primarily of administrative costs. The Company used consulting resources to help develop strategy, screen and recruit a key executive, and complete the acquisition of UniverCompany.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

Item 7. Financial Statements

STARGOLD MINES, INC.
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Stargold Mines, Inc.:

We have audited the accompanying balance sheets of Stargold Mines, Inc. (a development stage company) (the "Company") as of December 31, 2007 and 2006, and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006 and the period from date of inception (May 21, 2003) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the period from date of inception (May 21, 2003) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SF, Partnership, LLP
Toronto, Canada	CHARTERED ACCOUNTANTS

April 1, 2008

STARGOLD MINES, INC.
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets
December 31, 2007 and 2006

	2007	2006

ASSETS
Current
Cash	$2,930	$7,879
Prepaid expenses	31,229	-

Total Current Assets	34,159	7,879

Loan Receivable (note 4)	1,009,925	1,000,000

Total Assets	$1,044,084	$1,007,879

LIABILITIES
Current
Accounts payable	$80,626	$25,282
Accrued liabilities	47,069	-
Advance from related party (note 10)	-	240
Loans payable (note 5)	155,042	-

Total Current Liabilities	282,737	25,522

Total Liabilities	282,737	25,522

STOCKHOLDERS' EQUITY

Capital Stock (note 6)
Authorized
1,000,000,000 common stock, par value $0.0001 per share
Issued and outstanding 41,219,311 (2006 - 81,000,000) common stock	4,122	8,100

Additional Paid-in Capital	1,551,698	1,036,900

Accumulated Other Comprehensive Loss	(209,075)	-

Deficit Accumulated During the Development Stage	(585,398)	(62,643)

Total Stockholders' Equity	761,347	982,357

Total Liabilities and Stockholders' Equity	$1,044,084	$1,007,879

(The accompanying notes are an integral part of these financial statements.)

STARGOLD MINES, INC.
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations and Comprehensive Loss
Years Ended December 31, 2007 and 2006, and the Period from
Date of Inception (May 21, 2003) through December 31, 2007

			Period
			from Date of
			Inception
			(May 21, 2003)
			through
			December 31,
	2007	2006	2007
Revenue	$-	$4,127	$68,739

Cost of Sales	-	3,259	60,508

Gross Profit	-	868	8,231

Expenses
Professional fees	340,152	29,482	384,979
Office and general	82,603	1,097	87,635
Salary and benefits	80,000	-	80,000
Consulting fees	20,000	-	20,000
Bad debt	-	26,915	26,915

Total Expenses	522,755	57,494	599,529

Operating Loss	(522,755)	(56,626)	(591,298)
Other Income
Debt forgiveness	-	5,900	5,900

Net Loss	(522,755)	(50,726)	(585,398)
Unrealized loss on investment	(209,075)	-	(209,075)

Comprehensive Loss	$(731,830)	$(50,726)	$(794,473)

Net Loss per Share
Basic and Diluted	$(0.01)	(0.00)
Basic and Diluted Weighted Average Number of Common Shares Outstanding During the Year	59,891,775	80,084,932

(The accompanying notes are an integral part of these financial statements.)

STARGOLD MINES, INC.
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholders' Equity
Years Ended December 31, 2007 and 2006, and the Period from
Date of Inception (May 21, 2003) through December 31, 2007

				Deficit
				Accumulated	Accumulated
	Number of		Additional	During the	Other
	Common	Capital	Paid-in	Development	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stage	Loss	Equity

Balance, May 21, 2003 (note 6)	1,000,000	$1,000	$4,000	$-	$-	$5,000
Net loss for the period	-	-	-	(1,728)	-	(1,728)

Balance, December 31, 2003	1,000,000	$1,000	$4,000	$(1,728)	$-	$3,272
Common shares issued for cash (note 6)	1,000,000	1,000	39,000	-	-	40,000
Net loss for the year	-	-	-	(4,513)	-	(4,513)

Balance, December 31, 2004	2,000,000	$2,000	$43,000	$(6,241)	$-	$38,759
Net loss for the year	-	-	-	(5,676)	-	(5,676)

Balance, December 31, 2005 - as previously reported	2,000,000	$2,000	$43,000	$(11,917)	$-	$33,083
Restated to give retroactive effect to the November 23, 2006 1 for 40 stock split (note 6)	78,000,000	6,000	(6,000)	-	-	-

December 31, 2005 - as restated	80,000,000	8,000	37,000	(11,917)	-	33,083
Common shares issued for cash	1,000,000	100	999,900	-	-	1,000,000
Net loss for the year	-	-	-	(50,726)	-	(50,726)

Balance, December 31, 2006	81,000,000	$8,100	$1,036,900	$(62,643)	$-	$982,357
Common shares issued for cash (note 6)	194,311	19	414,413	-	-	414,432
Common shares issued for services (note 6)	25,000	3	2,497	-	-	2,500
Warrants issued for cash (note 6)	-	-	93,888	-	-	93,888
Common shares cancelled (note 6)	(40,000,000)	(4,000)	4,000	-	-	-
Net loss for the year	-	-	-	(522,755)	-	(522,755)
Unrealized loss on investment, net of income taxes of $0	-	-	-	-	(209,075)	(209,075)

Balance, December 31, 2007	41,219,311	$4,122	$1,551,698	$(585,398)	$(209,075)	$761,347

(The accompanying notes are an integral part of these financial statements.)

STARGOLD MINES, INC.
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
Years Ended December 31, 2007 and 2006, and the Period from
Date of Inception (May 21, 2003) through December 31, 2007

			Period
			from Date of
			Inception
			(May 21, 2003)
			through
			December 31,
	2007	2006	2007

Cash Flows from Operating Activities
Net loss	$(522,755)	$(50,726)	$(585,398)
Adjustment to reconcile non-cash item:
Issuance of common stock for services	2,500	-	2,500
Changes in working capital:
Prepaid expenses	(31,229)	-	(31,229)
Accounts payable	55,344	25,193	80,626
Accrued liabilities	47,069	-	47,069
Accounts receivable	-	26,915	-

Net Cash (Used in) Provided by Operating Activities	(449,071)	1,382	(486,432)

Cash Flows from Investing Activities
Loan receivable	(219,000)	(1,000,000)	(1,219,000)

Net Cash Used in Investing Activities	(219,000)	(1,000,000)	(1,219,000)

Cash Flows from Financing Activities
Issuance of common stock and warrants for cash	508,320	1,000,000	1,553,320
Advance from related party	(240)	(3,660)	-
Loans payable	155,042	-	155,042

Net Cash Provided by Financing Activities	663,122	996,340	1,708,362

Net (Decrease) Increase in Cash	(4,949)	(2,278)	2,930

Cash - Beginning of Period	7,879	10,157	-

Cash - End of Period	$2,930	$7,879	$2,930

Supplemental Disclosure of Cash Flow Information
During the years, the Company had no cash flows arising from interest and income taxes paid.

(The accompanying notes are an integral part of these financial statements.)

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2007 and 2006

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2007 and 2006, the Company experienced a net loss of $522,755 and $50,726, respectively, and has a deficit accumulated during the development stage of $585,398 at December 31, 2007.

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

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2007 and 2006

2.	Summary of Significant Accounting Policies

a)	Reporting Currency

The U.S. dollar has been used as the unit of measurement in these financial statements.

b)	Revenue Recognition

The Company recognizes revenues when there is a definitive sales agreement, and upon shipment of products, when title is passed and the amount collectible can reasonably be determined.

c)	Comprehensive Income (Loss)

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income is presented in the statements of operations, and consists of net income and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments; changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87 "Employers' Accounting for Pensions". SFAS No. 130 requires only additional disclosures in the financial statements.

d)	Asset Retirement Obligations

For operating properties, costs associated with environmental remediation obligations are accrued in accordance with SFAS No. 143, ''Accounting for Asset Retirement Obligations'' (''SFAS No 143''). SFAS No. 143 requires the Company to record a liability for the present value of the estimated environmental remediation costs, and the related asset created with it, in the period in which the liability is incurred. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2007 and 2006

2.	Summary of Significant Accounting Policies (cont'd)

d)	Asset Retirement Obligations (cont'd)

For non-operating properties, costs associated with environmental remediation obligations are accrued when it is probable that such costs will be incurred and they can be reasonably estimated. Estimates for reclamation and other closure costs are prepared in accordance with SFAS No. 5 ''Accounting for Contingencies,'' or Statement of Position 96-1 ''Environmental Remediation Liabilities.'' Accruals for estimated losses from environmental remediation obligations have historically been recognized no later than completion of the remedial feasibility study for each facility and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. Management periodically reviews accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that the Company's liabilities have potentially changed.

e)	Income Tax

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

f)	Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the carrying amount of a long-lived asset compared to the sum of the future undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable (exceeds the total undiscounted cash flows expected from its use and disposition) and exceeds fair value. For the years ended December 31, 2007 and 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2007 and 2006

2.	Summary of Significant Accounting Policies (cont'd)

g)	Earnings (Loss) per Share

The Company adopted SFAS No.128, "Earnings per Share" which requires disclosure on the financial statements of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. In contrast, diluted earnings (loss) per share considers the potential dilution that occurs from other equity instruments that would increase the total number of outstanding shares of common stock. As the warrants were anti-dilutive, there was no adjustment to the basic loss per share.

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

Concentration of credit risk arises when a group of clients having a similar characteristic such that their ability to meet their obligations is expected to be affected similarly by changes in economic or other conditions. The Company does not have any significant risk with respect to a single client.

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

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2007 and 2006

2.	Summary of Significant Accounting Policies (cont'd)

j)	Share-Based Payment

The Company has adopted the disclosure requirements of SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)") for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair-value based method of accounting as prescribed by SFAS No. 123(R). Under the fair-value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock, the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123(R) also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

k)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements” ("SFAS No. 157"), which is effective to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 could have on its financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ("SFAS No. 158") . The Company has adopted SFAS No. 158 except for the requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end statement of financial position which is effective to fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 158 could have on its financial statements.

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2007 and 2006

2.	Summary of Significant Accounting Policies (cont'd)

k)	Recent Accounting Pronouncements (cont'd)

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS No. 159 could have on its financial statements.

In April 2007, the FASB issued a FASB Statement Position ("FSP") on FASB Interpretation ("FIN") 39-1 ("FIN No. 39-1") which modifies FIN No. 39, “Offsetting of Amounts relating to Certain Contracts” (“FIN No. 39”). FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN No. 39. Upon adoption of this FASB Staff Position (“FSP”), a reporting entity shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of implementing this standard.

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) could have on its financial statements.

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2007 and 2006

2.	Summary of Significant Accounting Policies (cont'd)

k)	Recent Accounting Pronouncements (cont'd)

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 could have on its financial statements.

In February 2008, FASB issued FASB Staff Position (“FSP”) on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS No. 140-3”). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS No. 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS No. 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In February 2008, FASB issued FSP SOP No. 07-1-1, “Effective Date of AICPA Statement of Position 07-1” (“SOP No. 07-1-1”). SOP No. 07-1-1 delays indefinitely the effective date of AICPA Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies'' ("SOP No. 07-1"). SOP No. 07-1 clarifies when an entity may apply the provisions of the Guide. Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2007 and 2006

2.	Summary of Significant Accounting Policies (cont'd)

k)	Recent Accounting Pronouncements (cont'd)

In February 2008, FASB issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP SFAS No. 157-1”). FSP SFAS No. 157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, "Accounting for Leases", and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or FASB Statement No. 141 (revised 2007), "Business Combinations", regardless of whether those assets and liabilities are related to leases. FSP SFAS No. 157-1 is effective upon the initial adoption of SFAS No. 157.

In February 2008, FASB issued FSP SFAS No. 157-2, “Effective date of FASB Statement No. 157” (“FSP SFAS No. 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurement” to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 161 could have on its financial statements.

3.	Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2007 and 2006

4.	Loan Receivable

The loan receivable from UniverCompany Limited Liability Company, a Russian limited liability society ("UniverCompany"), is non-interest bearing, unsecured, has no specified terms for repayment, and has face value of $1,219,000. The fair value of the loan was determined to be $1,009,925 (2006 - $1,000,000), estimated based on a collection period of 2 years, using an interest rate of 10.8% per annum. Unrealized loss in the amount of $209,075 has been reported in other comprehensive loss.

5.	Loans Payable

The loan payable to Bluewater Partners in the amount of $86,042 bears interest at the Federal Reserve's prime plus 1% per annum, is unsecured and has no specified terms of repayment.

The loan payable to Quesir Group in the amount of $69,000 bears interest at the Federal Reserve's prime plus 1% per annum, is unsecured and has no specified terms of repayment.

6.	Capital Stock

In May 2003, the company issued 1,000,000 shares for cash of $5,000 to the former directors of the Company.

In August 2004, the Company issued 1,000,000 shares for cash of $40,000.

In November 2006, the Company implemented a one for forty (1:40) forward stock split and increased its authorized shares of common stock on a corresponding basis. The 2006 comparative number of shares have been retrospectively adjusted to give effect to the stock split.

In December 2006 the Company issued 1,000,000 units of the Company's securities, each unit consisting of one share of common stock and one share purchase warrant for total proceeds of $1,000,000. Each warrant is exercisable for one share of common stock at an exercise price of $2.50 for two years from the date of issuance. Due to the substantial difference between market value and exercise price no value has been attributed to the warrants.

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

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2007 and 2006

6.	Capital Stock (cont'd)

Warrants

On December 19, 2006, the Company issued warrants which allow the holders to purchase, at any time until December, 19 2008, up to 1,000,000 common shares at an exercise price of $2.50.

On May 25, 2007, the Company issued warrants which allow the holders to purchase, at any time until May 25, 2009, up to 55,555 common shares at an exercise price of $7.00.

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Term

Balance, January 1, 2006	-	$-
Issued during the year	1,000,000	2.50	1.97 Years
Exercised during the year	-	-
Forfeitures during the year	-	-
Expired during the year	-	-

Balance, December 31, 2006	1,000,000	$2.50	1.97 years

Issued during the year	55,555	$7.00	1.42 years
Exercised during the year	-	-
Forfeitures during the year	-	-
Expired during the year	-	-

Balance, December 31, 2007	1,055,555	$2.74	0.99 years

As at December 31, 2007 the range of exercise prices of the outstanding warrants were as follows:

			Weighted
		Weighted	Average
Range of		Average	Remaining
exercise	Number of	Exercise	Contractual
prices	Warrants	Price	Term

$2.50	1,000,000	$2.50	0.97 year
$7.00	55,555	$7.00	1.42 years

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 26%, a risk-free interest rate of 4.85%, a term equivalent to the life of the warrant, and reinvestment of all dividends in the Company of zero percent.

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2007 and 2006

7.	Income Taxes

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

The current provision for income taxes has been computed as follows:

Expected income tax recovery at the statutory rate - 31%	$(164,145)
Valuation allowance	164,145

Current provision for income taxes	$-

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

The Company has deferred income tax assets as follows:

Net operating loss carryforward	$183,815
Valuation allowance for deferred income tax assets	(183,815)

Deferred income tax assets	$-

As of December 31, 2007, the Company had $585,398 of Federal and state net operating loss carryforwards available to offset future taxable income. The Company has the following losses which expire in 20 years from the date the loss was incurred:

2023	$1,728
2024	4,513
2025	5,676
2026	50,726
2027	522,755

$585,398

STARGOLD MINES, INC.
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2007 and 2006

8.	Subsequent Events

Pursuant to the terms of a purchase agreement by and between the Company and the shareholder of UniverCompany, dated Nov 30, 2006, the Company acquired all of the shares of UniverCompany on March 18, 2008. In consideration, the Company issued to the shareholder of UniverCompany 15,000,000 shares of the Company's common stock.

9.	Commitment

On May 9, 2007, the Company entered into an employment contract with the Chief Executive Officer ("CEO") of the Company, whereby the CEO is entitled to a performance bonus for the 2007 calendar year, at the sole discretion of the Compensation Committee of the Board of Directors. At December 31, 2007, no performance bonus has been accrued as the Company believes that the CEO will not likely be entitled to any performance bonus for the 2007 calendar year.

10.	Advance from Related Party

These advances, from a director, are non-interest bearing, unsecured and have no specified terms of repayment.

11.	Comparative Figures

Certain figures for the year ended December 31, 2006 and the period from date of inception (May 21, 2003) through December 31, 2006 have been reclassified to conform with the current year's consolidated financial statement presentation.

Item 8.	Changes in and Disagreements with Accountants

On January 18, 2006, we engaged the services of ACI Armando C. Ibarra, Certified Public Accountants, 317 E Street, Chula Vista CA 91910, a firm registered with the Public Company Accounting Oversight Board (“PCAOB”) as our principal independent accountant and auditor to audit our financial statements.

On August 4, 2006, the Company dismissed ACI Armando C. Ibarra Certified Public Accountants, as its independent auditors after being advised that the firm would no longer be performing public company audits, as they were in the process of withdrawing from registration with the PCAOB. The decision to change principal accounting firms was unanimously approved by written consent of our Board of Directors on August 4, 2006.

Since the appointment of ACI Armando C. Ibarra Certified Public Accountants on January 20, 2006 and all subsequent interim periods through the date of dismissal on August 4, 2006, ACI Armando C. Ibarra Certified Public Accountants’ reports on our financial statements did not contain any adverse opinion or disclaimer of opinion, nor were they modified as to audit scope or accounting principles. The audit report from ACI Armando C. Ibarra Certified Public Accountants for the fiscal year ended December 31, 2005 was modified as to the uncertainty regarding our ability to continue as a going concern because of our status as a development stage company with limited operations. The financial statements for the year ended December 31, 2005, did not include any adjustments that might have resulted from the outcome of this uncertainty.

From the date of appointment on January 20, 2006, through the date of this report, there were no disagreements with ACI Armando C. Ibarra Certified Public Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to ACI Armando C. Ibarra Certified Public Accountants ' satisfaction, would have caused ACI Armando C. Ibarra Certified Public Accountants to make reference to the subject matter in connection with its reports and/or reviews of our consolidated financial statements during our then most recent fiscal year or any interim period.

On August 4, 2006, the Company's Board of Directors unanimously approved by written consent the appointment of Chang G. Park, CPA, Ph.D, 6474 University Avenue, San Diego, California, a PCAOB registered firm, as its new certifying principal accounting firm to audit Registrant’s financial statements.

On January 24, 2007, we dismissed Chang G. Park, CPA as our principal independent accountants, and retained SF Partnership, LLP as our principal independent accountants. The decision to change accountants was recommended and approved by our Board of Directors.

Chang G. Park, CPA was our independent registered public accounting firm from August 4, 2006 until January 24, 2007. None of Chang G. Park, CPA’s reports on our financial statements during that period and until January 24, 2007, and none of the reports by the our principal independent accountants during either of the previous two fiscal years and for the period since then and until January 24, 2007, (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, which would include the uncertainty regarding the ability to continue as a going concern, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the principal independent accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during the period in which Chang G. Park, CPA served as our principal independent accountants. The financial statements audited by Chang C. Park, CPA for the year ended December 31, 2005 were modified to contain an explanatory sentence pertaining to our ability to continue as a going concern, but such financial statements did not contain any adjustment that might result from the uncertainty stated therein.

SF Partnership audits approximately 19 companies engaged in the natural resources industry, including several companies with operations and properties located outside of Canada, including the United States. SF Partnership also is affiliated with a firm that is based in Russia and at the time of engagement had two, and presently has one, Russian speaking members of SF Partnership's staff.

Item 8A.	Control and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act, Rules 13a-14(c)) within the end of the period covered by this Annual Report on Form 10-KSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, using criteria provided by the SEC in its Interpretive Guidance (Release No. 34-55929). Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter for the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, positions and ages of our executive officers and directors. All directors hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name	Age	Position(s)	Period Serving

Marcus Segal	36	President, CEO,	Since November 2006
		CFO and Director
F. Bryson Farrill	79	Director	Since September 2007
Keith C. Minty	52	Director	Since October 2007

The following biographies are based upon information supplied by each of the above named persons to the Company.

Mr. Segal currently serves as Vice President of Operations and Acting CFO for Vindicia Inc, a technology company specializing in credit card fraud prevention and is a Director of Star Energy Corporation, an oil and gas company. Prior to joining Vindicia, Mr. Segal served as Vice President of Operations at EMusic.com, a leading Internet-based music subscription service, where he was responsible for the HR, Production, Customer Service, Royalty Administration, and Business Affairs departments of eMusic through the Company's acquisition by Vivendi/Universal's Universal Music Group in 2002. Prior to EMusic, Mr. Segal served as the Executive in Charge of Production/COO for The Documedia Group, an award-winning documentary production company based in Los Angeles. His projects included the 52-hour Sworn to Secrecy series for The History Channel and The Last Days of WWII for the A&E Network, for which he was nominated for an Emmy. Mr. Segal holds an MBA from Pepperdine University's Graziadio School of Business, was named a National Journalism Center Fellow in 1996, and received a BA in English Literature from the University of California at Santa Barbara.

F. Bryson Farrill. He has been in the securities industry for more than 30 years. Mr. Farrill has held various senior positions, including that of President and Chairman of McLeod, Young, Weir International, an investment dealer in Toronto, Canada. He was also the Chairman of Scotia McLeod (USA) Inc. for eleven years. Since 1997 to date, he has also been a director of Homelife, Inc.

Keith C. Minty. From 1997 to 2002, he was the President and CEO of North American Palladium Ltd., a platinum group metal resource company. In 2003 and 2004, Mr. Minty was the President and Chief Executive Officer of Crow Flight Minerals Inc. and Bear Tooth Platinum Corporation, then distressed public resource companies. From 2004 until 2006, he was the South African Country Manager for Hunter Dickinson Inc., a precious metals resource company. In 2006, Mr. Minty was the President and Chief Operating Officer of St. Andrews Goldfields in Toronto, Canada, a gold mining company. Also, he has been an independent consultant to companies engaged in the development of precious metal resources.

The above named executive officers and directors are our only officers, directors and promoters and control persons. There are no family relationships between our directors and officers.

Audit Committee

We do not currently have an Audit Committee. In addition to not having an Audit Committee, we do not have an Audit Committee financial expert. It has been exceedingly difficult for us to attract an independent member to our Board of Directors, who would qualify as an Audit Committee financial expert, to serve as a member of the Audit Committee of our Board of Directors. We plan to form an Audit Committee consisting of two or more independent members of our Board of Directors, at least one of whom will qualify as an Audit Committee financial expert under the rules and regulations of the SEC, once we are able to identify and attract a satisfactory candidate. In the meantime, our current Board of Directors intends to satisfy the duties of the committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. Mr. F. Bryson Farrill became a director of the Company on September 21, 2007 but did not file his Form 3 until October 11, 2007, approximately 7 business days late. Additionally, Evgeny Belchenko has not filed a Form 3 related to his more than ten (10%) percent equity investment in the Company completed on March 18, 2007. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics

Our board of directors has not adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees.

Item 10.	Executive Compensation

Marcus Segal, our Chief Executive Officer, is currently compensated at a rate of $80,000 per year commencing in January 2007. The current directors, except for Mr. Segal, receive $1,000 per month for their services as such and we will reimburse them for reasonable out-of-pocket expenses.

SUMMARY COMPENSATION TABLE

Compensation		Annual Compensation			Long-Term
				Other	Awards
Name and				Annual	Payouts
Position(s)	Year	Salary	Bonus	Comp.
Marcus Segal	2007	$80,000	$-	$-	$-
President and CEO	2006	-	-	-	-

Sheldon Goldberg*	2006	-	-	-	-
President and CEO	2005	-	-	-	-

David F. Knapfel*	2006	-	-	-	-
VP, Treasurer,	2005	-	-	-	-
Principal
Accounting Officer
and Secretary

* On November 7, 2006, Sheldon Goldberg resigned from his positions as director, President, and Chief Executive Officer, effective as of such date. On the same date, David F. Knapfel resigned from his positions as director, Vice President, Treasurer, Chief Financial Officer, Secretary, and Principal Accounting Officer.

On November 7, 2006, the Board of Directors of the Registrant appointed Marcus Segal as a director and as the Chief Executive Officer, Chief Financial Officer, Secretary, and Principal Accounting Officer of the Registrant, effective immediately.

Employment Agreements

The Company’s sole officer is paid a salary of $80,000 per year. We do not have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees and plan to issue stock grants in the near future.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding common stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) the executive officer and director and (iii) all executive officers and directors as a group. As of March 31, 2008, there were 56,219,311 shares of our common stock issued and outstanding.

Name and Address	Amount and Nature of
of Beneficial Owner	Beneficial Ownership	Percent of Class

Evgeny Belchenko (1)	15,000,000	26.7%

Marcus Segal (2) (3)	0	*
2643 20th Street
San Francisco, CA 94110

F. Bryson Farrill (2) (3)	0	*

Keith C. Minty (2) (3)	0	*

as a Group (3 persons)

* Denotes less than one (1%).

(1)	The address for Mr. Belchenko is Lenick Prospect 6, Str. 7, Suite 15-20, Moscow 119991, Russian Federation.

(2)	The address for each of the above identified executive officers and directors is c/o Stargold Mines, Inc., 1840 Gateway Drive, Suite 200, San Mateo, California 94404.

(3)	Mr. Segal is the President, Chief Executive Officer, Chief Financial Officer and a Director of the Company. Messrs. Farrill and Minty are Directors.

The persons named above, who are the only officers, directors and principal shareholders, may be deemed to be parents and promoters, within the meaning of such terms under the Securities Act, by virtue of their direct securities holdings. In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners . We do plan to issue stock grants to our officer and directors in the near term.

Changes in Control

Other than the issuance of 15,000,000 shares, representing approximately 26.7% of the Company’s outstanding common stock, to Mr. Evgeny Belchenko as described above, there are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our Company.

Item 12.	Certain Relationships and Related Transactions; Director Independence

On March 18, 2008, we completed the purchase of UniverCompany from Mr. Belchenko in consideration for 15,000,000 shares of our Common Stock.

We do not have any other related party transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Item 13.	Exhibits

Exhibit No.	Description

31.1.	Certification by Principal Executive Officer and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934.*

32.1.	Certification by Principal Executive Officer and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC 1350).*

______________

*	Filed herewith

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our professional accountants for the audit of our annual financial statements for the fiscal year ended December 31, 2007 was $24,000 and for the fiscal year ended December 31, 2006 were $30,000. The reviews for the financial statements included in quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2007 and December 31, 2006 were $73,800 and $2,800, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 14, 2008

STARGOLD MINES, INC.
(Registrant)

By:	/s/ Marcus Segal
Name: Marcus Segal
Title: Chief Executive Officer, Chief Financial Officer, Secretary, Principal Accounting Officer, and Director