Form 10-Q
period 2007-09-30
Stargold Mines, Inc.
filed 2008-05-22
CIK 1301557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51197

STARGOLD MINES, INC.
(Exact name of issuer as specified in its charter)

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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 14, 2008 the issuer had 56,519,311 shares outstanding.

*Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]

TABLE OF CONTENTS

PART I

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 4. Controls and Procedures

PART II

Item 6. Exhibits

SIGNATURES

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

UNAUDITED

CONTENTS

Condensed Consolidated Balance Sheet	1
Condensed Consolidated Statements of Operations and Comprehensive Loss	2
Condensed Consolidated Statements of Cash Flows	3
Notes to Condensed Consolidated Financial Statements	4 - 14

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheet
March 31, 2008
Unaudited

ASSETS
Current
Cash	$31,913
Accounts and other receivable	4,510,000
Mineral rights (note 5)	18,616,177
Prepaid expenses	1,061,104
Loans receivable (note 6)	82,000

Total Current Assets	24,301,194
Deferred Taxes (note 11)	679,000

Total Assets	$24,980,194

LIABILITIES
Current
Accounts payable	$1,076,827
Accrued liabilities	104,620
Deposit (note 7)	54,428
Loans payable - current (note 8)	329,994
Advances from related party (note 9)	10,000

Total Current Liabilities	1,575,869
Loans Payables (note 8)	21,027,719

Total Liabilities	22,603,588

Commitment and Contingency (note 12)
STOCKHOLDERS' EQUITY
Capital Stock (note 10)
Authorized
1,000,000,000 common stock,
par value $0.0001 per share
Issued and outstanding
56,219,311 common stock	5,622
Additional Paid-in Capital	3,200,198
Accumulated Other Comprehensive Loss	(10,154)
Deficit Accumulated During the Development Stage	(819,060)

Total Stockholders' Equity	2,376,606

Total Liabilities and Stockholders' Equity	$24,980,194

(The accompanying notes are an integral part of
these unaudited condensed consolidated financial statements.)

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operations and Comprehensive Loss
Three Months Ended March 31, 2008 and 2007, and the Period from
Date of Inception (May 21, 2003) through March 31, 2008
Unaudited

			Period
			from Date of
	Three	Three	Inception
	Months	Months	(May 21, 2003)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008
Revenue	$-	$-	$68,739
Cost of Sales	-	-	60,508

Gross Profit	-	-	8,231

Expenses
Professional fees	106,472	18,161	491,451
Salary and benefits	32,462	-	112,462
Office and general	23,862	5,101	111,497
Consulting fees	-	-	20,000
Bad debt	-	-	26,915

Total Expenses	162,796	23,262	762,325

Operating Loss	(162,796)	(23,262)	(754,094)

Other Income (Expense)
Interest	(93,020)	-	(93,020)
Debt forgiveness	-	-	5,900

Total Other Income (Expense)	(93,020)	-	(87,120)

Total Loss Before Income Taxes	(255,816)	-	(841,214)
Deferred income taxes - recovery (note 11)	22,154	-	22,154

Net Loss	(233,662)	(23,262)	(819,060)
Foreign exchange adjustment	(10,154)	-	(10,154)

Comprehensive Loss	$(243,816)	$(23,262)	$ $(829,214)

Net Loss per Share
Basic and Diluted	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding During the Period	43,385,978	81,013,373

(The accompanying notes are an integral part of
these unaudited condensed consolidated financial statements.)

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007, and the Period from
Date of Inception (May 21, 2003) through March 31, 2008
Unaudited

			Period
			from Date of
	Three	Three	Inception
	Months	Months	(May 21, 2003)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(233,662)	$(23,262)	$(819,060)
Adjustment to reconcile non-cash item:
Issuance of common stock for services	-	-	2,500
Amortization - debt discount	89,231	-	89,231
Deferred income taxes - recovery	(22,154)	-	(22,154)
Changes in working capital:
Prepaid expenses	15,125	-	(16,104)
Accounts payable	(24,760)	(14,750)	55,866
Accrued liabilities	57,551	-	104,620

Net Cash Used in Operating Activities	(118,669)	(38,012)	(605,101)

Cash Flows from Investing Activities
Loans receivable	(20,300)	-	(1,239,300)

Net Cash Used in Investing Activities	(20,300)	-	(1,239,300)

Cash Flows from Financing Activities
Issuance of common stock and warrants for cash	-	5,700	1,553,320
Loans payable	167,952	34,760	322,994

Net Cash Provided by Financing Activities	167,952	40,460	1,876,314

Net Increase in Cash	28,983	2,448	31,913
Cash - Beginning of Period	2,930	7,879	-

Cash - End of Period	$31,913	$10,327	$31,913

Supplemental Disclosure of Cash Flow Information (note 13)

(The accompanying notes are an integral part of
these unaudited condensed consolidated financial statements.)

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007
Unaudited

1.	Description of Business and Going Concern

a)	Description of Business

Stargold Mines, Inc., formerly Sockeye Seafood Group Inc., (Sockeye Seafood Group Inc. merged with its wholly-owned subsidiary Stargold Mines, Inc. on November 23, 2006 and changed its name to Stargold Mines, Inc.) was incorporated under the laws of the State of Nevada on May 21, 2003. Stargold Mines, Inc. was formed to engage in the business of procuring and marketing seafood products direct from Pacific Northwest First Nations organizations to North American and international wholesalers, distributors, and retailers.

On November 30, 2006, Stargold Mines, Inc. entered into a Stock Purchase Agreement with UniverCompany Limited Liability Company, a Russian limited liability society (“UniverCompany”), and the shareholder of UniverCompany (collectively, the “Univer Agreement”). Pursuant to the Univer Agreement, Stargold Mines, Inc. agreed to purchase from the UniverCompany’s shareholder 100% of the issued and outstanding shares of common stock of UniverCompany in exchange for 41,000,000 shares of Stargold Mines, Inc.'s common stock. In May 2007, the Univer Agreement was amended to provide that the consideration for the shares of UniverCompany would be 15,000,000 shares of Stargold Mines, Inc.'s common stock, rather than 41,000,000 shares.

On March 18, 2008, Stargold Mines, Inc. was advised that, according to the laws of the Russian Federation, all requirements had been met for the acquisition of UniverCompany and as such was completed. As a result of the acquisition, UniverCompany has become a wholly-owned subsidiary of Stargold Mines, Inc. UniverCompany holds licenses to develop and extract natural resources of gold, copper, tin and lead located in the Siberian and Far Eastern Federal Districts of Russia

Stargold Mines, Inc. and Subsidiary's (the "Company") operations have been limited to general administrative operations, purchasing a limited amount of sample inventory, minimal sales and establishing its website. The Company is considered a development stage company in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company is currently working on acquiring licenses to develop and extract natural resources in the Siberian and Far Eastern Districts of Russia.

b)	Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the three months ended March 31, 2008 and 2007, the Company experienced net losses of $233,662 and $23,262, respectively, and has a deficit accumulated during the development stage of $819,060 at March 31, 2008.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007
Unaudited

1.	Description of Business and Going Concern (cont'd)

b)	Going Concern (cont'd)

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all information and notes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals which, in the opinion of management, are considered necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows for the interim periods presented.

Results of operations for the interim periods are not necessarily indicative of results of operations for future interim periods or for the full fiscal year ending December 31, 2008. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007.

b)	Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, UniverCompany. All significant inter-company balances and transactions have been eliminated on consolidation.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

c)	Mineral Rights

The Company records its interest in mineral rights at cost. Accordingly, all costs associated with acquisition, exploration and development of mineral reserves, including directly related overhead costs, are capitalized and are subject to ceiling tests to ensure the carrying value does not exceed fair value.

All capitalized costs of mineral properties subject to amortization and the estimated future costs to develop proven reserves are amortized using the unit-of-production method using estimates of proven reserves. Investments in unproved properties and major exploration and development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the capitalized cost of the property will be added to the costs to be amortized. The Company presently has no proven reserves. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying values can be recovered. If the carrying values exceed estimated recoverable values, then the costs are written-down to fair value with the write-down expensed in the period.

d)	Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The Company's functional currency is United States Dollars (''USD''). The currency used in foreign operations is the Russian ruble. All assets and liabilities are translated into United States dollars using the current exchange rate. Revenues and expenses are translated using the average exchange rates prevailing throughout the period. Translation adjustments are included in other comprehensive income for the period.

e)	Environmental Liabilities

Liabilities for environmental remediation are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

f)	Pension and Post-employment Benefits

The Company's mandatory contributions to the governmental pension plan are expensed when incurred. Discretionary pensions and other post-employment benefits are not material.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

g)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions," and FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157." FSP SFAS 157-1 removes leasing transactions from the scope of SFAS 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, the Company adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not impact the Company's financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity is to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected is to be recognized in earnings as incurred and not deferred. SFAS 159 became effective for the Company as of January 1, 2008. The Company has not elected the fair value option for any of its arrangements. Accordingly, the adoption of SFAS 159 did not have any impact on the Company's consolidated financial statements.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

g)	Recent Accounting Pronouncements (cont'd)

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

3.	Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

Currency Risk

While the reporting currency is the USD, approximately 37% of the Company's consolidated costs and expenses for the period ended March 31, 2008 (March 31, 2007 - 0%) are denominated in Russian ruble. As of March 31, 2008, approximately 100% of the Company's assets and 98% of the Company's liabilities are denominated in Russian ruble. The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rate between the USD and Russian ruble.

The Company has not entered into any hedging transactions in an effort to reduce the exposure to currency risk.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007
Unaudited

4.	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1	-	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	-	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3	-	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Cash (level 1), accounts and other receivable (level 2), loans receivable (level 2), accounts payable and accrued liabilities (level 2), loans payable (level 2) and advances from related party (level 2) are reflected in the condensed consolidated balance sheet at carrying value, which approximates fair value due to the short-term nature of these instruments.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007
Unaudited

5.	Mineral Rights

Pursuant to a Purchase and Sale Agreement No. Yuv/ZGP, dated November 5, 2006, as amended on December 1, 2006 (collectively “the Nerchinskiye Agreement”), the Company obtained the rights to extract metals from two consignments of tailings, aggregating 254,906 tons, from the Nerchinskiye Rudniki mining dump (the “Nerchinkiye Dump”) from Mining Corporation Zabaikalgeoprom Limited Liability Company, a Russian entity (the “Seller”).

The Nerchinkiye Agreement provided that 133,271 tons of tailings from the Nerchinkiye Dump were to be delivered on or before December 31, 2006 (the “First Consignment”). In exchange, the Company would pay the Seller two payments of $426,000 (10,000,000 rubles ), the first on or before December 31, 2007, that has not been paid to date, and the second on December 31, 2008. The balance of $28,658,332 (672,729,331 rubles) for the First Consignment would be paid in equal monthly installments between 2009 and 2012. The above referenced payments commence, if, and when, minerals are successfully extracted. If the Company is unable to implement, develop, or acquire an extraction method and begin extracting metals from the Nerchinkiye Dump, it is entitled to cancel the Nerchinkiye Agreement. Although the Company is deemed to be the owner of the Nerchinkiye Dump, if the Company begins extraction of the Nerchinkiye Dump and does not make the payments described above, the Seller may terminate the Nerchinkiye Agreement and claim the property back from the Company.

The Nerchinkiye Agreement provides for the transfer of the balance of an additional 121,635 tons of tailings (the “Second Consignment”). The Second Consignment is to be delivered to the Company, provided the Company requests this consignment by December 30, 2008, provided, however, that the Company is under no obligation to do so. If the Company requests the Second Consignment, $26,934,731 (632,270,669 rubles) must be paid in equal monthly installments between 2009 and 2012.

6.	Loans Receivable

Loan receivable from Priisk Zhaima Limited Liability Company ("Priisk Zhaima") in the amount of $23,247 bears interest at 10% per annum, is unsecured and was due on December 31, 2007. Pursuant to an oral amended agreement, the principal and interest is due on July 1, 2008 and the Company is charging 0.1% penalty per day for deferring the due date.

Loan receivable from Rudkaralon Limited Liability Company ("Rudkaralon LLC") in the amount of $39,839 bears interest at 15% per annum, is unsecured and was due on May 1, 2007. Pursuant to an oral amended agreement, the principal and interest is due on August 1, 2008.

Loan receivable from Rudkaralon LLC in the amount of $18,914 bears interest at 11% per annum, is unsecured and was due on April 20, 2007. Pursuant to an oral amended agreement, the principal and interest is due on August 1, 2008.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007
Unaudited

7.	Deposit

Pursuant to the purchase agreement between the Company and Solvay Industries, Solvay Industries paid the Company $54,428 for the transfer of 50% ownership of Priisk Zhaima to Solvay Industries when the Company acquires Priisk Zhaima. As of March 31, 2008, the Company has not acquired any shares of Priisk Zhaima and is obligated to return the amount advanced by Solvay Industries if the acquisition does not take place.

8.	Loans Payable

Current

The loan payable to Bluewater Partners in the amount of $253,994 bears interest at the Federal Reserve's prime plus 1% per annum, is unsecured and has no specified terms of repayment.

The loan payable to Quesir Group in the amount of $69,000 bears interest at the Federal Reserve's prime plus 1% per annum, is unsecured and has no specified terms of repayment.

The loan payable to Almazineteh - Consulting Limited Liability Company in the amount of $7,000 bears interest at the 11% per annum, is unsecured and was due on April 5, 2007. Pursuant to an oral amended agreement, the loan is due on July 1, 2008.

Long-term

Loan payable to the Seller as described in note 5 as of March 31, 2008 is $29,510,332. The payable is non-interest bearing and has been discounted using the effective interest rate of 12%. The discount at March 31, 2008 is $8,091,332.

9.	Advances from Related Party

These advances, from a director, bear interest at 15% per annum, are unsecured and due on July 1, 2008.

10.	Capital Stock

In March 2008, the Company issued 15,000,000 shares valued at $1,650,000 for the acquisition of all of the issued and outstanding shares of UniverCompany pursuant to the terms of a purchase agreement between the Company and the shareholder of UniverCompany, dated November 30, 2006 and amended in May 2007, as described in note 1a.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007
Unaudited

11.	Income Taxes

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

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current period, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The current provision for income taxes has been computed as follows:

Expected income tax recovery at the effective statutory rate - 28%	$(66,368)
Valuation allowance	66,368

Current provision for income taxes	$-

The deferred income taxes have been computed as follows:
Deferred incomes tax recovery on inventory and loans payable	$22,154

The Company has tax losses available to be applied against future years' income. Due to the losses incurred in the current period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments, accordingly a valuation allowance has been recorded for the current income taxes and deferred income tax assets.

The Company has deferred income tax assets as follows:

Net operating loss carryforward	$250,183
Valuation allowance for deferred income tax assets	(250,183)
Mineral rights	2,506,000
Loans payable	(1,827,000)

Deferred income tax assets	$679,000

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007
Unaudited

11.	Income Taxes (cont'd)

As of March 31, 2008, the Company had $819,060 of Federal and state net operating loss carryforwards available to offset future taxable income. The Company has the following losses which expire in 20 years from the date the loss was incurred.

2023	$1,728
2024	4,513
2025	5,676
2026	50,726
2027	522,755
2028	233,662

$819,060

12.	Commitment and Contingency

The Company has a contractual option to purchase up to an 80% ownership of Rudkaralon LLC, a Russian company that owns the rights to exploit minerals in a region called Rudkaralon. In order to obtain such interest, payments must be made to the individual shareholders of Rudkaralon LLC in an aggregate amount of approximately $3,325,000.

Although the Company paid $742,000 for approximately 17.5% of the shares of Rudkaralon LLC, the payment made by the Company constitutes only a partial payment to these shareholders for the shares they own and under the terms of the agreement, said shareholders will not fully transfer any ownership shares of Rudkaralon LLC until paid in full. If the Company does not make its payments in a timely manner, the shareholders of Rudkaralon LLC will be entitled by the Russian Civil Code to seek the termination of the agreement. The shareholders of Rudkaralon LLC have informed the Company that they have secured a new purchaser and if the transaction is concluded successfully, the Company will receive the Company's pro rata share of the then purchase price.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2008 and 2007
Unaudited

13.	Supplemental Disclosure of Cash Flow Information

Period from
Date of
Inception
	Three Months	Three Months	(May 21, 2003)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2008	2007	2008

Non-cash investing activities is as follows:
Issuance of common stock for acquisition of UniverCompany (note 10)	$1,650,000	$-	$1,650,000

Interest and income taxes paid during the period:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

14.	Subsequent Events

In April 2008, the directors of the Company were awarded a total of 300,000 common shares valued at $36,000, in recognition of their services to the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the "Company," "we," “our” or "us" refer to Stargold Mines, Inc., unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In March 2008, the Company completed its acquisition of UniverCompany and acquired 100% of the issued and outstanding shares of common stock of UniverCompany in accordance with the UniverAgreement, as amended. UniverCompany is now a wholly-owned subsidiary of the Company.

Proposed Business

UniverCompany holds licenses to develop and extract natural resources of gold, copper, tin and lead located in the Siberian and Far Eastern Federal Districts of Russia. As a result, we own rights to the "Nerchinskie" minerals & metals deposit, which StarGold believes contains significant amounts of gold and silver. The balance of the purchase price for Nerchinskie license of approximately $26 million USD must be paid prior to January 2013. Under an agreement dated December 2006, UniverCompany owns approximately 17% of a “Karalon” deposit and had the option to acquire an additional 63% of the Karalon deposit in return for a payment of $2.8 million USD. However, the Company has been unable to make the required payments under our agreement with Karlaon. Although we have defaulted on those payments, the remaining owners have advised that they have secured a new purchaser and if the transaction is concluded successfully, we will receive our pro rata share of the then purchase price.

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

As of the date of this Report, neither the company nor UniverCompany has had any revenues for the current fiscal year ended December 31, 2007 (“2007 Fiscal Year”) and the quarter ended March 31, 2008 (“1st Quarter 2008”). Over the next twelve months, we intend to engage in the exploitation of the Nerchinskiye Dump, raise the funds necessary to acquire mining sites and to begin exploration and possible limited exploitation of ore sites and to seek out and possible acquire other ore sites containing precious metals, ;lacer, or other high value minerals.

We anticipate that we will require approximately $11,428,000 for the 12 months ending March 31, 2008 (“1st Quarter 2009”) to fund our plans with respect to commencing the exploitation of the Nerchinskiye Dump, the purchase of necessary machinery and equipment to explore mining sites and to haul and process raw materials from Nerchinskiye. Additional funds will be used for performing due diligence, including extensive geologic testing to determine the potential viability of mining sites and other properties being considered for acquisition, general operating expenses, and to start exploration and limited exploitation of mining sites (if acquired). In some cases, exploration will be performed to establish reserves for exploitation by the Company or to assist in the sale of our claims to third parties.

The Company intends to finance its operations by way of equity private placement.
The following discussion focuses on our property, or goals regarding that property for the next 12 months and how we intend to accomplish our goals.

We have projected a budget of US $11,428,000:

Budget	Total US$

Prospecting - Mapping, geochemical sampling, due diligence of potential
acquisition targets	2,458,000
Construction	400,000
Payment for mining sites	5,000,000
Purchase of deposits	450,000
Material - technical expenses	80,000
Machines and equipment	2,003,000
Other expenses	600,000

Administrative-and-managerial expenses	437,000

Total cost	11,428,000

We intend to finance our activities via brokered or non-brokered private placements during the next twelve months. The amount and conditions precedent to such fund-raising are presently under consideration.

Financial Condition, Liquidity and Capital Resources

Year ended December 31, 2007 Compared to Year Ended December 31, 2006
and Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

Revenues

We have generated only nominal operating revenues from operations from our inception. We believe we will begin earning revenues in 2008 from actual operation as we transition from a development stage company to that of an active growth stage company. Accordingly, the comparison of current period operating results with those of prior periods is not meaningful.

Costs and Expenses

From our inception through March 31, 2008, we have generated only nominal revenues and have incurred cumulative losses of $829,214. In addition, a significant part of the overall remaining costs are associated principally with compensation to consultants and professional services rendered. Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2008 increased from $23,262 in the quarter ended March 31, 2007 to $162,796 for the quarter ended March 31, 2008, or $139,534. SG&A expenses consisted of accounting, legal, consulting, public relations, startup and organizational expenses, respectively. As a result of the above-mentioned expenses, net losses increased from $23,262 in the quarter ended March 31, 2007 to $243,816 in the quarter ended March 31, 2008, or $220,554.

Going Concern Consideration

Both the Company and UniverCompany have historically incurred losses since inception through December 31, 2007. Through the 1st Quarter 2008, UniverCompany and the Company had a combined comprehensive loss of $243,816. UniverCompany, by itself, incurred comprehensive loss of $1,893,000 during the 2007 Fiscal Year. We sill require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, and/or bank financing, although we do not currently have any arrangements in place to effect any such financing and there can be no assurance that we will be able to raise the funds required.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R) (the “Share Based Payment”) (revised 2004). In addition, in March 2005 the SEC issued Staff Accounting Bulleting Topic 14, “Share-Based Payment” (SAB 107) which provides interpretations regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provided the staff’s views regarding the valuation of share-based payment arrangements for public companies. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including stock option awards. FAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25. FAS 123 (R) will require us to measure the cost of employee services received in exchange for stock option awards based on the grant date fair value of such awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. We will report such costs as part of our salary and benefits expenses. On April 14, 2005, the SEC announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS 123(R) as of the beginning of the first annual reporting period that begins after December 15, 2005, which is our fiscal year ended December 31, 2006. Currently, the cumulative effect of initially applying FAS 123(R) has not been determined and is subject to change depending on future events.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts f assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Financial Condition and Results of Operation

For the 2007 Fiscal Year and the 1st Quarter 2008, the Company and UniverCompany had minimal business operations and continued to sustain losses. Our operating expenses consist primarily of administrative costs. The Company used consulting resources to help develop strategy, screen and recruit a key executive, and complete the acquisition of UniverCompany.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file, under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

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

SIGNATURES

In accordance with to requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2008

STARGOLD MINES, INC.

By:	/s/ F. Bryson Farrill
Name:	F. Bryson Farrill
Title:	Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive, Financial, and and Accounting Officer)