Form 10-Q
period 2008-03-31
Stargold Mines, Inc.
filed 2008-05-29
CIK 1301557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

Explanatory Notes

On May 22, 2008, Registrant filed its Form 10-Q for the quarter ended March 31, 2008 but incorrectly described that filing as being for the quarter ended September 30, 2007. This filing is made solely to correct the period of time set forth on the cover page of the filing of May 22, 2008.

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