Form 10-Q
period 2008-06-30
Stargold Mines, Inc.
filed 2008-08-19
CIK 1301557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51197

STARGOLD MINES, INC.
(Exact name of issuer as specified in its charter)

Nevada	98-0400208
(State of incorporation)	(IRS Employer ID Number)

260 Madison Avenue
8th Floor
New York, New York 10016
(Address of principal executive offices)

(646) 216-2049
(Issuer's telephone number)
1840 Gateway Drive
Suite 200
San Mateo, California 94404
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

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of August 1, 2008 the issuer had 41,519,311 shares outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

UNAUDITED

CONTENTS

Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operation and Comprehensive Loss	2 - 3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5 - 14

(The accompanying notes are an integral part of
these condensed consolidated financial statements.)

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
Unaudited
	June 30,	December 31,
	2008	2007

ASSETS
Current
Cash	$16,634	$2,930
Accounts and other receivable	31,000	-
Prepaid and deposits	1,054,485	31,229

Total Current Assets	1,102,119	34,159

Loan Receivable	-	1,009,925

Total Assets	$1,102,119	$1,044,084

LIABILITIES
Current
Accounts payable	$570,419	$80,626
Accrued liabilities	65,675	47,069
Deposit (note 6)	55,000	-
Loans payable (note 7)	401,994	155,042
Advances from related party (note 8)	10,000	-

Total Current Liabilities	1,103,088	282,737

Total Liabilities	1,103,088	282,737

STOCKHOLDERS' EQUITY
Capital Stock (note 9)
Authorized
1,000,000,000 common stock,
par value $0.0001 per share
Issued and outstanding
56,219,311 common stock (2007 - 41,219,311)	5,622	4,122
Additional Paid-in Capital	3,200,198	1,551,698

Accumulated Other Comprehensive Income (Loss)	111,499	(209,075)
Deficit Accumulated During the Development Stage	(3,318,288)	(585,398)

Total Stockholders' Equity	(969)	761,347

Total Liabilities and Stockholders' Equity	$1,102,119	$1,044,084

(The accompanying notes are an integral part of
these condensed consolidated financial statements.)

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operation and Comprehensive Loss
Three Months and Six Months Ended June 30, 2008 and 2007, and the Period from Date of Inception (May 21, 2003) through June 30, 2008
Unaudited

	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2008	2007

Revenue	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Expenses
Professional fees	139,408	30,242
Salary and benefits	111,000	40,000
Bad debt	84,000	-
Office and general	32,807	9,048
Consulting fees	7,000	20,000

Total Expenses	374,215	99,290

Operating Loss	(374,215)	(99,290)

Other Income (Expense)
Interest	82,395	-
Foreign exchange gain	2,000	-
Loss on disposition of mineral rights (note 5)	(2,187,254)	-

Total Other Income (Expense)	(2,102,859)	-

Total Loss Before Income Taxes	(2,477,074)	(99,290)

Deferred income taxes - expense (note 10)	(22,154)	-

Net Loss	(2,499,228)	(99,290)

Foreign exchange adjustment	121,653	-

Comprehensive Loss	$(2,377,575)	$(99,290)

Net Loss per Share
Basic and Diluted	$(0.04)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding During the Period	56,219,311	76,756,552

(The accompanying notes are an integral part of
these condensed consolidated financial statements.)

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operation and Comprehensive Loss (cont'd)
Three Months and Six Months Ended June 30, 2008 and 2007, and the Period from Date of Inception (May 21, 2003) through June 30, 2008
Unaudited

			Period
			from Date of
	Six	Six	Inception
	Months	Months	(May 21, 2003)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2008	2007	2008

Revenue	$-	$-	$68,739
Cost of Sales	-	-	60,508

Gross Profit	-	-	8,231

Expenses
Professional fees	245,880	48,403	630,859
Salary and benefits	143,462	40,000	223,462
Bad debt	84,000	-	110,915
Office and general	56,669	14,149	144,304
Consulting fees	7,000	20,000	27,000

Total Expenses	537,011	122,552	1,136,540

Operating Loss	(537,011)	(122,552)	(1,128,309)

Other Income (Expense)
Interest	(10,625)	-	(10,625)
Foreign exchange gain	2,000	-	2,000
Loss on disposition of mineral rights (note 5)	(2,187,254)	-	(2,187,254)
Debt forgiveness	-	-	5,900

Total Other Income (Expense)	(2,195,879)	-	(2,189,979)

Total Loss Before Income Taxes	(2,732,890)	-	(3,318,288)

Deferred income taxes - expense (note 10)	-	-	-

Net Loss	(2,732,890)	(122,552)	(3,318,288)

Foreign exchange adjustment	111,499	-	111,499

Comprehensive Loss	$(2,621,391)	$(122,552)	$(3,206,789)

Net Loss per Share
Basic and Diluted	$(0.05)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding During the Period	49,838,096	78,920,354

(The accompanying notes are an integral part of
these condensed consolidated financial statements.)

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007, and the Period from
Date of Inception (May 21, 2003) through June 30, 2008
Unaudited

			Period
			from Date of
	Six	Six	Inception
	Months	Months	(May 21, 2003)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss	$(2,732,890)	$(122,552)	$(3,318,288)
Adjustments to reconcile non-cash item:
Issuance of common stock for services	-	-	2,500
Bad debt	84,000	-	84,000
Loss on disposition of mineral rights	2,187,254	-	2,187,254
Changes in working capital:
Prepaid and deposits	23,744	(70,437)	(7,485)
Accounts payable	213,337	(682)	293,963
Accrued liabilities	18,606	-	65,675

Net Cash Used in Operating Activities	(205,949)	(193,671)	(692,381)

Cash Flows from Investing Activities
Loans receivable	(20,300)	(100,000)	(1,239,300)

Net Cash Used in Investing Activities	(20,300)	(100,000)	(1,239,300)

Cash Flows from Financing Activities
Issuance of common stock and warrants for cash	-	510,820	1,553,320
Advance from related party	-	(240)	-
Loans payable	239,953	35,000	394,995

Net Cash Provided by Financing Activities	239,953	545,580	1,948,315

Net Increase in Cash	13,704	251,909	16,634

Cash - Beginning of Period	2,930	7,879	-

Cash - End of Period	$16,634	$259,788	$16,634

Supplemental Disclosure of Cash Flow Informations (note 11)

(The accompanying notes are an integral part of
these condensed consolidated financial statements.)

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the six months ended June 30, 2008 and 2007, the Company experienced net losses of $2,732,890 and $122,552, respectively, and has a deficit accumulated during the development stage of $3,318,288 at June 30, 2008.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
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
Six Months Ended June 30, 2008 and 2007
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

The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The Company's functional currency is United States dollars (''USD''). The currency used in foreign operations is the Russian ruble. All assets and liabilities are translated into United States dollars using the current exchange rate at period end. Revenues and expenses are translated using the average exchange rate prevailing throughout the period. Translation adjustments are included in comprehensive income for the period.

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
Six Months Ended June 30, 2008 and 2007
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

g)	Recent Accounting Pronouncements

In April 2008, Financial Accounting Standards Board ("FASB") issued FASB Staff Position (“FSP”) on SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles (“GAAP”). FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In May 2008, FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

g)	Recent Accounting Pronouncements (cont'd)

In April 2008, Financial Accounting Standards

In June 2008, FASB issued FSP EITF Issue 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

3.	Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

Currency Risk

While the reporting currency is the USD, approximately 8% of the Company's consolidated costs and expenses for the period ended June 30, 2008 (June 30, 2007 - 0%) are denominated in Russian ruble. As of June 30, 2008, approximately 98% of the Company's assets and 43% of the Company's liabilities are denominated in Russian ruble. The Company is exposed to foreign exchange risk as the result of operations and may be affected by fluctuations in the exchange rate between the USD and Russian ruble.

The Company has not entered into any hedging transactions in an effort to reduce the exposure to currency risk.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
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

Cash (level 1), and accounts and other receivable, loans receivable, accounts payable and accrued liabilities, loans payable and advances from related party (level 2) are reflected in the condensed consolidated balance sheet at carrying value, which approximates fair value due to the short-term nature of these instruments.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
Unaudited

5.	Loss on Disposition of Mineral Rights

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

The Nerchinkiye Agreement provided that 133,271 tons of tailings from the Nerchinkiye Dump were to be delivered on or before December 31, 2006 (the “First Consignment”). In exchange, the Company would pay the Seller two payments of $426,000 (10,000,000 rubles ), the first on or before December 31, 2007, that has not been paid to date, and the second on December 31, 2008. The balance of $28,658,332 (672,729,331 rubles) for the First Consignment would be paid in equal monthly installments between 2009 and 2012. The above referenced payments commence, if, and when, minerals are successfully extracted. If the Company is unable to implement, develop, or acquire an extraction method and begin extracting metals from the Nerchinkiye Dump, it is entitled to cancel the Nerchinkiye Agreement. Although the Company was deemed to be the owner of the Nerchinkiye Dump, if UniverCompany begins extraction of the Nerchinkiye Dump and does not make the payments described above, the Seller may terminate the Nerchinkiye Agreement and claim the property back from the Company.

The Nerchinkiye Agreement provided for the transfer of the balance of an additional 121,635 tons of tailings (the “Second Consignment”). The Second Consignment is to be delivered to the Company, provided the Company requests this consignment by December 30, 2008, however, the Company is under no obligation to do so. If the Company requests the Second Consignment, $26,934,731 (632,270,669 rubles) must be paid in equal monthly installments between 2009 and 2012.

Pursuant to an agreement dated June 2, 2008, between the Company and the Seller, the Company returned to the Seller the Nerchinkiye Dump due to the absence of financial resources and technological facilities to extract precious and rare-earth metals from this property. As a result, the Company realized a loss on disposition of the mineral rights in the amount of $2,187,254 for the six months ended June 30, 2008 (six months ended June 30, 2007 - $nil) .

6.	Deposit

Pursuant to the purchase agreement between the Company and Solvay Industries, Solvay Industries paid the Company $55,000 for the transfer of 50% ownership of Priisk Zhaima to Solvay Industries when the Company acquires Priisk Zhaima. As of June 30, 2008, the Company has not acquired any shares of Priisk Zhaima and is obligated to return the amount advanced by Solvay Industries if the acquisition does not take place.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
Unaudited

7.	Loans Payable

The loan payable to Bluewater Partners, in the amount of $324,994, bears interest at the Federal Reserve's prime plus 1% per annum, is unsecured and has no specified terms of repayment.

The loan payable to Quesir Group, in the amount of $69,000, bears interest at the Federal Reserve's prime plus 1% per annum, is unsecured and has no specified terms of repayment.

The loan payable to Almazineteh - Consulting Limited Liability Company, in the amount of $8,000, bears interest at the 11% per annum, is unsecured and was due on April 5, 2007. Pursuant to an oral amended agreement, the loan is due on July 1, 2008.

8.	Advances from Related Party

These advances from a director, bear interest at 15% per annum, are unsecured, and are due on July 1, 2008.

9.	Capital Stock

In March 2008, the Company issued 15,000,000 shares valued at $1,650,000 for the acquisition of all of the issued and outstanding shares of UniverCompany pursuant to the terms of a purchase agreement between the Company and the shareholder of UniverCompany, dated November 30, 2006 and amended in May 2007, as described in note 1(a).

10.	Income Taxes

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

The current provision for income taxes has been computed as follows:

Expected income tax recovery at the effective statutory rate - 28%	$(968,063)
Valuation allowance	968,063

Current provision for income taxes	$-

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
Unaudited

10.	Income Taxes (cont'd)

The Company has no deferred income tax assets or liabilities at June 30, 2008 and December 31, 2007.

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

As of June 30, 2008, the Company had $3,234,288 of Federal and state net operating loss carryforwards available to offset future taxable income. The Company has the following losses which expire in 20 years from the date the loss was incurred.

2023	$1,728
2024	4,513
2025	5,676
2026	50,726
2027	522,755
2028	2,648,890
$3,234,288

11.	Supplemental Disclosure of Cash Flow Information

Period from
Date of
Inception
	Six Months	Six Months	(May 21, 2003)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2008	2007	2008

Non-cash investing activities is as follows:
Issuance of common stock for acquisition of UniverCompany (note 9)	$1,650,000	$-	$1,650,000

Interest and income taxes paid during the period:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
Unaudited

12.	Subsequent Events

Capital Stock

In April 2008, the directors of the Company were awarded a total of 300,000 common shares valued at $36,000, in recognition of their services to the Company. These shares were issued on July 29, 2008.

Loans Payable

The loan payable to Almazineteh - Consulting Limited Liability Company, in the amount of $8,000, as described in note 7, was not paid on the due date. The Company is in the process of negotiating an extension.

Advances from Related Party

The advances from a director, in the amount of $10,000, as described in note 8, were not paid on the due date. The Company is in the process of negotiating an extension.

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

As disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on December 5, 2006, on November 30, 2006, the Company entered into a Stock Purchase Agreement with UniverCompany Limited Liability Company, a Russian limited liability society ("UniverCompany"), and the shareholder of UniverCompany, Evgeny Belchenko (the "UniverCompany Shareholder"), (collectively, the "Univer Agreement"). Pursuant to the Univer Agreement, the Company agreed to purchase from the UniverCompany Shareholder 100% of the issued and outstanding shares of common stock of UniverCompany in exchange for 41,000,000 shares of the Company's common stock. On May 15, 2007, the Univer Agreement was amended to reduce the consideration to 15,000,000 shares of the Company's common stock.

In November 2007, the Company completed its acquisition of UniverCompany and acquired 100% of the issued and outstanding shares of common stock of UniverCompany in accordance with the Univer Agreement, as amended. UniverCompany is now wholly-owned by the Company.

Proposed Business

Under an agreement dated December 2006, UniverCompany owns approximately 17% of a “Karalon” deposit and had the option to acquire an additional 63% of the Karalon deposit in return for a payment of $2.8 million USD. However, the Company has been unable to make the required payments under our agreement with Karalon. Although we have defaulted on those payments, the remaining owners have advised that they have secured a new purchaser and if the transaction is concluded successfully, we will receive our pro rata share of the then purchase price.

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

As of the date of this Report, neither the Company nor UniverCompany has had any revenues for the current fiscal year ended December 31, 2007 (“2007 Fiscal Year”) and through the quarter ended June 30, 2008 (“2nd Quarter 2008”). As we have disposed of principal asset, we are uncertain as to our future business plans.

Financial Condition, Liquidity and Capital Resources

We have generated only nominal operating revenues from operations from our inception. The comparison of current period operating results with those of prior periods is not meaningful.

From our inception through June 30, 2008, we have generated only nominal revenues and have incurred cumulative losses of $3,318,288.

As of June 30, 2008, we had $16,634 in cash. We incurred a net loss of $2,499,228 for the period April 1, 2008  to June 30, 2008. In 2006, the Company obtained the rights to extract metals from two consignments of tailings, from the Nerchinskiye Rudniki mining dump (the “Nerchinkiye Dump”) from Mining Corporation Zabaikalgeoprom Limited Liability Company, a Russian entity (the “Seller”).  In June 2008, the Company returned to the Seller the Nerchinkiye Dump due to the absence of financial resources and technological facilities to extract precious and rare-earth metals from this property. As a result, the Company realized a loss on disposition of the mineral rights in the amount of $2,187,254 for the six months ended June 30, 2008 (six months ended June 30, 2007 - $nil).

Going Concern Consideration

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the six months ended June 30, 2008 and 2007, the Company experienced net losses of $2,732,890 and $122,552, respectively, and has a deficit accumulated during the development stage of $3,318,288 at June 30, 2008.

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

Proposed Business Operations

The commencement of our business is dependent upon obtaining further financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) commence operations; (2) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to commence our business plan.

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

PART II
OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications	Attached Hereto
32.1	Section 1350 Certifications	Attached Hereto
99.1	Agreement of Univer Company LLC Returning the "Nerchinkiye Dump" to seller of that property	Attached Hereto

SIGNATURES

In accordance with to requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 2008

STARGOLD MINES, INC.

By:	/s/ F. Bryson Farrill
Name:	F. Bryson Farrill
Title:	Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive, Financial, and and Accounting Officer)