Form 10-Q
period 2008-09-30
Stargold Mines, Inc.
filed 2008-11-14
CIK 1301557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-51197

STARGOLD MINES, INC.
(Exact name of issuer as specified in its charter)

Nevada	98-0400208
(State of incorporation)	(IRS Employer ID Number)

260 Madison Avenue
8 th Floor
New York, New York 10016
(Address of principal executive offices)

(646) 216-2049
(Issuer's telephone number)
1840 Gateway Drive
Suite 200
San Mateo, California 94404
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 1, 2008 the issuer had 56,519,311shares outstanding.

TABLE OF CONTENTS

Page Nos.
PART I

Item 1. Financial Statements	ii
Item 2. Management’s Discussion and Analysis or Plan of Operation	15
Item 4. Controls and Procedures	17

PART II

Item 6. Exhibits	17

SIGNATURES	18

PART I

FINANCIAL INFORMATION
Item 1. Financial Statements.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

UNAUDITED

CONTENTS

Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Operation and Comprehensive Loss	2 - 3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5 - 14

ii

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
Unaudited

	September 30,	December 31,
	2008	2007
ASSETS
Current
Cash	$—	$2,930
Accounts and other receivable	32,000	—
Prepaid and deposits	978,812	31,229
Total Current Assets	1,010,812	34,159
Loans Receivable	—	1,009,925
Total Assets	$1,010,812	$1,044,084

LIABILITIES
Current
Accounts payable	$512,845	$80,626
Accrued liabilities	63,871	47,069
Loans payable (note 6)	419,181	155,042
Advances from related party (note 7)	72,000	—
Total Current Liabilities	1,067,897	282,737
Total Liabilities	1,067,897	282,737
STOCKHOLDERS' (DEFICIT) EQUITY
Capital Stock(note 8)
Authorized
1,000,000,000 common stock,
par value $0.0001 per share
Issued and outstanding
56,519,311 common stock (2007 - 41,219,311)	5,652	4,122
Additional Paid-in Capital	3,236,168	1,551,698
Accumulated Other Comprehensive Income (Loss)	132,499	(209,075)
Deficit Accumulated During the Development Stage	(3,431,404)	(585,398)
Total Stockholders' (Deficit) Equity	(57,085)	761,347
Total Liabilities and Stockholders' (Deficit) Equity	$1,010,812	$1,044,084

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operation and Comprehensive Loss
Three Months and Nine Months Ended September 30, 2008 and 2007, and the Period from Date of Inception (May 21, 2003) through September 30, 2008
Unaudited

	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
Revenue	$—	$—
Cost of Sales	—	—
Gross Profit	—	—

Expenses
Professional fees	42,935	155,174
Salary and benefits	18,000	20,000
Office and general	75,011	30,488
Bad debt	(59,000)	—
Consulting fees	—	—
Total Expenses	76,946	205,662
Operating Loss	(76,946)	(205,662)
Other Income (Expense)
Interest	(36,177)	—
Total Other Income (Expense)	(36,177)	—
Total Loss Before Income Taxes	(113,123)	(205,662)
Deferred income taxes - expense (note 9)	—	—
Net Loss	(113,123)	(205,662)
Foreign exchange adjustment	21,000	(237,415)
Comprehensive Loss	$(92,123)	$(443,077)
Net Loss per Share - Basic and Diluted	$0.00	$0.00
Basic and Diluted Weighted Average
Number of Common Shares
Outstanding During the Period	56,427,003	41,219,311

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Operation and Comprehensive Loss (cont'd)
Three Months and Nine Months Ended September 30, 2008 and 2007, and the Period from Date of Inception (May 21, 2003) through September 30, 2008
Unaudited

			Period
			from Date of
	Nine	Nine	Inception
	Months	Months	(May 21, 2003)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008
Revenue	$—	$—	$68,739
Cost of Sales	—	—	60,508
Gross Profit	—	—	8,231
Expenses
Professional fees	288,815	203,577	673,787
Salary and benefits	161,462	60,000	241,462
Office and general	131,680	44,637	219,315
Bad debt	25,000	—	51,915
Consulting fees	7,000	20,000	27,000
Total Expenses	613,957	328,214	1,213,479
Operating Loss	(613,957)	(328,214)	(1,205,248)
Other Income (Expense)
Interest	(46,802)	—	(46,802)
Foreign exchange gain	2,000	—	2,000
Loss on disposition of
mineral rights (note 5)	(2,187,254)	—	(2,187,254)
Debt forgiveness	—	—	5,900
Total Other Income (Expense)	(2,232,056)	—	(2,226,156)
Total Loss Before Income Taxes	(2,846,013)	—	(3,431,404)
Deferred income taxes - expense (note 9)	—	—	—
Net Loss	(2,846,013)	(328,214)	(3,431,404)
Foreign exchange adjustment	132,499	(237,415)	132,499
Comprehensive Loss	$(2,713,514)	$(565,629)	$(3,298,905)
Net Loss per Share - Basic and Diluted	$(0.05)	$0.00
Basic and Diluted Weighted Average
Number of Common Shares Outstanding
During the Period	52,057,773	66,184,327

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMERLY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007, and the Period from
Date of Inception (May 21, 2003) through September 30, 2008
Unaudited

			Period
			from Date of
	Nine	Nine	Inception
	Months	Months	(May 21, 2003)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(2,846,013)	$(328,214)	$(3,431,404)
Adjustments to reconcile non-cash item:
Issuance of common stock for services	36,000	2,500	38,500
Bad debt	25,000	—	25,000
Loss on disposition of mineral rights	2,187,254	—	2,187,254
Changes in working capital:
Prepaid and deposits	27,417	(87,515)	(3,812)
Accounts payable	366,771	3,218	447,397
Accrued liabilities	16,802	—	63,871
Deposit	(55,000)	—	(55,000)
Net Cash Used in Operating Activities	(241,769)	(410,011)	(728,194)
Cash Flows from Investing Activities
Loans receivable	(79,300)	(199,000)	(1,298,300)
Net Cash Used in Investing Activities	(79,300)	(199,000)	(1,298,300)
Cash Flows from Financing Activities
Issuance of common stock and warrants
for cash	—	508,320	1,553,320
Advance from related party	62,000	(240)	62,000
Proceeds from loans payable	259,139	100,042	414,174
Repayment of loan	(3,000)	—	(3,000)
Net Cash Provided by Financing
Activities	318,139	608,122	2,026,494
Net Decrease in Cash	(2,930)	(889)	—
Cash - Beginning of Period	2,930	7,879	—

Cash - End of Period	$—	$6,990	$—

Supplemental Disclosure of Cash Flow Information (note 10)

(The accompanying notes are an integral part of these condensed consolidated financial statements.)

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the nine months ended September 30, 2008 and 2007, the Company experienced net losses of $2,846,013 and $328,214, respectively, and has a deficit accumulated during the development stage of $3,431,404 at September 30, 2008.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
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
Nine Months Ended September 30, 2008 and 2007
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
Nine Months Ended September 30, 2008 and 2007
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
Nine Months Ended September 30, 2008 and 2007
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

September 2008, FASB issued FSP SFAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" (“FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FSP SFAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, FSP SFAS 133-1 and FIN 45-4 clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. FSP SFAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In October 2008, FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
Unaudited

3.	Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

Currency Risk

While the reporting currency is the USD, approximately 8% of the Company's consolidated costs and expenses for the period ended September 30, 2008 (September 30, 2007 - 0%) are denominated in Russian ruble. As of September 30, 2008, approximately 100% of the Company's assets and 29% of the Company's liabilities are denominated in Russian ruble. The Company is exposed to foreign exchange risk as the result of operations and may be affected by fluctuations in the exchange rate between the USD and Russian ruble.

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

Cash (level 1), and accounts and other receivable, loans receivable, accounts payable, accrued liabilities, loans payable and advances from related party (level 2) are reflected in the condensed consolidated balance sheet at carrying value, which approximates fair value due to the short-term nature of these instruments.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
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

Pursuant to an agreement dated June 2, 2008, between the Company and the Seller, the Company returned to the Seller the Nerchinkiye Dump due to the absence of financial resources and technological facilities to extract precious and rare-earth metals from this property. As a result, the Company realized a loss on disposition of the mineral rights in the amount of $2,187,254 for the nine months ended September 30, 2008 (nine months ended September 30, 2007 - $nil) .

6.	Loans Payable

The loan payable to a third party, in the amount of $414,181, bears interest at the Federal Reserve's prime plus 11% per annum, is unsecured and has no specified terms of repayment.

The loan payable to Almazineteh - Consulting Limited Liability Company, in the amount of $5,000, bears interest at 11% per annum, is unsecured and was due on April 5, 2007. Pursuant to an oral amended agreement, the loan was due on July 1, 2008. The loan was not paid on the due date and the Company is in the process of negotiating an extension.

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
Unaudited

7.	Advances from Related Party

These advances from a director, bear interest at 15% per annum, are unsecured, and are due on November 1, 2008 (see note 11).

8.	Capital Stock

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

9.	Income Taxes

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

The current provision for income taxes has been computed as follows:

Expected income tax recovery at the effective statutory rate
- 28%	$(1,190,000)
Valuation allowance	1,190,000
Current provision for income taxes	$-

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
Unaudited

9.	Income Taxes (cont'd)

The Company has no deferred income tax assets or liabilities at September 30, 2008 and December 31, 2007.

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

As of September 30, 2008, the Company had $3,431,398 of Federal and state net operating loss carryforwards available to offset future taxable income. The Company has the following losses which expire in 20 years from the date the loss was incurred.

2023	$1,728
2024	4,513
2025	5,676
2026	50,726
2027	522,755
2028	2,846,000
$3,431,398

10.	Supplemental Disclosure of Cash Flow Information

Period from
Date of
Inception
	Nine Months	Nine Months	(May 21, 2003)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2008	2008	2007
Non-cash investing activities is as follows:
Issuance of common stock for
acquisition of UniverCompany
(note 8)	$1,650,000	$—	$1,650,000
Interest and income taxes paid during
the period:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

STARGOLD MINES, INC. AND SUBSIDIARY
(FORMELY SOCKEYE SEAFOOD GROUP INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
Unaudited
11.	Subsequent Event

Advances from Related Party

The advances from a director, in the amount of $72,000, as described in note 7, were not paid on the due date. The Company is in the process of negotiating an extension.

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

In June 2007, the Company cancelled 40,000,000 shares of its common stock which had previously been issued to former directors.

As of the date of this Report, neither the Company nor UniverCompany has had any revenues for the current fiscal year ended December 31, 2007 (“2007 Fiscal Year”) and through the quarter ended September 30, 2008 (“3rd Quarter 2008”). As we have disposed of principal asset, we are uncertain as to our future business plans.

Financial Condition, Liquidity and Capital Resources

We have generated only nominal operating revenues from operations from our inception. The comparison of current period operating results with those of prior periods is not meaningful.

From our inception through September 30, 2008, we have generated only nominal revenues and have incurred cumulative losses of $3,431,404.

As of September 30, 2008, we had $0 in cash. We incurred a net loss of $113,123 for the period July 1, 2008 to September 30, 2008. In 2006, the Company obtained the rights to extract metals from two consignments of tailings, from the Nerchinskiye Rudniki mining dump (the “Nerchinkiye Dump”) from Mining Corporation Zabaikalgeoprom Limited Liability Company, a Russian entity (the “Seller”).  In June 2008, the Company returned to the Seller the Nerchinkiye Dump due to the absence of financial resources and technological facilities to extract precious and rare-earth metals from this property. As a result, the Company realized a loss on disposition of the mineral rights in the amount of $2,187,254 for the nine months ended September 30, 2008 (nine months ended September 30, 2007 - $nil).

Going Concern Consideration

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and liabilities in the normal course of business. The Company has experienced recurring losses since inception and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the nine months ended September 30, 2008 and 2007, the Company experienced net losses of $2,846,013 and $328,214, respectively, and has a deficit accumulated during the development stage of $3,431,404 at September 30, 2008.

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

There are no assurances that we will be able to either (1) pay off our indebtedness (2) commence operations; (3) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (4) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

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

Dated: November , 2008

STARGOLD MINES, INC.

By:	/s/
Name:	F. Bryson Farrill
Title:	Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive, Financial, and and Accounting Officer)